Form 10QSB
period 1995-05-31
MICROPAC INDUSTRIES INC
filed 1995-07-17
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                F O R M  1 0 QSB

OMB Approval
OMB Number: XXXX-XXXX
Expires:  Approval Pending
Estimated Average Burden Hours Per Response: 1.0


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended May 27, 1995

            For the Transition Period from __________ to __________
                         Commission File Number 0-5109

                 M I C R O P A C  I N D U S T R I E S,  I N C.



              Delaware                                          75-1225149
- ---------------------------------------              ---------------------------------
      (State of Incorporation)                       (IRS Employer Identification No.)

   905 E. Walnut, Garland, Texas                                    75040
- ---------------------------------------              ---------------------------------
(Address of Principal Executive Office)                          (Zip Code)


Registrant's Telephone Number, including Area Code              (214) 272-3571
                                                     ---------------------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X                                                               No
    -----                                                                -----

At November 30, 1994, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                   FORM 10-Q

                                  MAY 27, 1995


                                     INDEX


PART I   FINANCIAL INFORMATION

         ITEM 1  FINANCIAL STATEMENTS

                 Condensed Statements of Operations for the three and six months ended May 27, 1995 and May 28, 1994.
                 Condensed Balance Sheets
                 Condensed Statements of Cash Flows
                 Notes to Condensed Financial Statements


         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




PART II - OTHER INFORMATION

         ITEM 1  LEGAL PROCEEDINGS
         ITEM 2  CHANGES IN SECURITIES
         ITEM 3  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ITEM 5  OTHER INFORMATION
         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                         PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                                      Three Months Ended               Six Months Ended
                                                   -------------------------      --------------------------
                                                     5/27/95       5/28/94          5/27/95        5/28/94
                                                   -----------   -----------      -----------    -----------
Sales, Net of Returns & Allowances                 $ 2,859,505   $ 2,356,637      $ 4,868,735    $ 4,660,061

Cost of Goods Sold                                  (2,138,202)   (1,659,379)      (3,430,316)    (3,228,383)
                                                   -----------   -----------      -----------    -----------

     Gross Margin                                    1,021,485       697,258        1,438,419      1,431,678

Selling, General & Administrative Expenses            (682,417)     (611,145)      (1,244,078)    (1,219,820)
                                                   -----------   -----------      -----------    -----------

     Pre-Tax Income                                    339,068        86,113          194,341        211,858

Provision for Income Taxes                            (115,283)      (29,336)         (66,076)       (76,739)
                                                   -----------   -----------      -----------    -----------

     Net Income                                    $   223,786   $    56,777      $   128,266    $   135,120
                                                   ===========   ===========      ===========    ===========

Net (loss) Income per share                        $      0.06   $      0.02      $      0.04    $      0.04
                                                   ===========   ===========      ===========    ===========

Dividends per Share                                $    -        $    -           $   -          $    -
                                                   ===========   ===========      ===========    ===========

Weighted Average Number of Shares                    3,627,151     3,627,151        3,627,151      3,627,151
                                                   ===========   ===========      ===========    ===========





                See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                       ASSETS
                                                       ------
                                                                                    5/27/95         11/30/94
                                                                                  -----------      -----------
CURRENT ASSETS:
   Cash                                                                           $    32,614      $   264,186
   Short-term investments                                                             596,670          802,030
   Receivables, net of allowance for doubtful accounts
      of approximately $117,000 and $140,000 on May 27, 1995
      and November 30, 1994, respectively                                           1,994,158        1,345,833
   Inventories:
      Raw materials                                                                 1,271,805        1,283,974
      Work-in-process                                                                 936,355          867,188
   Prepaid expenses & other current assets                                              2,042           35,269
   Deferred income tax                                                                243,456          263,412
                                                                                  -----------      -----------
        Total current assets                                                        5,077,099        4,861,892

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                                80,000           80,000
   Buildings                                                                          497,924          497,924
   Facility improvements                                                              649,261          628,047
   Machinery and equipment                                                          3,893,150        3,681,648
   Furniture and fixtures                                                             237,505          235,535
                                                                                  -----------      -----------
      Total plant, property and equipment                                           5,357,840        5,123,153
      Less accumulated depreciation                                                (4,201,394)      (4,108,162)
                                                                                  -----------      -----------
   Net property, plant and equipment                                                1,156,445        1,014,991

TOTAL ASSETS                                                                      $ 6,233,545      $ 5,876,883
                                                                                  ===========      ===========

                                      LIABILITIES & SHAREHOLDERS' EQUITY
                                      ----------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                               $   688,851      $   332,457
   Accrued payroll                                                                    229,614          253,029
   Accrued professional fees                                                           71,520           73,669
   Other accrued liabilities                                                          286,036          408,658
   Income taxes payable                                                                29,589           -
                                                                                  -----------      -----------

        Total current liabilities                                                   1,305,611        1,067,812

DEFERRED INCOME TAXES                                                                 174,899          184,301
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock ($.10 par value, 10,000,000
   authorized, 3,627,151 outstanding)                                                 362,715          362,715
   Paid-in Capital                                                                    885,540          885,540
   Retained earnings                                                                3,504,780        3,376,515
                                                                                  -----------      -----------
        Total shareholders' equity                                                  4,753,085        4,624,770
                                                                                  -----------      -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $ 6,233,545      $ 5,876,883
                                                                                  ===========      ===========

                See accompanying notes to financial statements.

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH  FLOW
                                  (Unaudited)





                                                                                    Six Months Ended
                                                                             ------------------------------
                                                                              5/27/95             5/28/94
                                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $  128,265          $  135,120
   Adjustments to reconcile net income to
      Net cash from operating activities:
      Depreciation                                                               93,233              91,675
      Changes in assets and liabilities
      Accounts receivable                                                      (648,324)            (21,536)
      Inventories                                                               (56,997)            (58,180)
      Prepaid expenses & other assets                                            32,207               6,174
      Income taxes                                                               29,589              22,107
      Accounts payable                                                          356,394             123,927
      Payroll & withholdings                                                    (23,414)              8,691
      Accrued liabilities                                                      (124,772)            (72,734)
      Deferred income taxes                                                      10,554              -
                                                                             ----------          ----------

         Net cash provided by operating activities                             (202,245)            235,244

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                  (234,687)            (89,178)
                                                                             ----------          ----------

         Net cash flows from investing activities                              (234,687)            (89,178)
                                                                             ----------          ----------

Net increase (decrease) in cash                                                (436,932)            146,066

Cash at beginning of period                                                   1,066,216             567,113
                                                                             ----------          ----------

Cash at end of period                                                        $  629,284          $  713,179
                                                                             ==========          ==========





                See accompanying notes to financial statements.

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

Item 2


                           MICROPAC INDUSTRIES, INC.
              MANAGEMENT DISCUSSION  AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


 1. Sales and profits for the second quarter ended May 27, 1995, increased approximately $503,000 and $157,000, respectively, compared to the second quarter 1994. Year-to-date sales have increased approximately $209,000 over the same period in 1994, while profits decreased ($7,000). Improved sales in the second quarter 1995 are attributable to increased new orders. New orders for the second quarter and year-to-date 1995 totaled $3,910,000 and $7,099,000, respectively, compared to $2,675,000 and $5,008,000, respectively, for the same periods in 1994.

 2. Cost of sales for the second quarter and year-to-date increased approximately $479,000 and $202,000, respectively, compared to the same periods in 1994. As a percent of sales, cost of sales for the second quarter 1995 was 74.8% versus 70.4% in 1994. Year-to-date cost of sales, as a percent of sales, was 70.5% in 1995 compared to 69.3% in 1994. Changes in product mix i.e., increased custom products, compared to standard products resulted in higher material and labor costs in the first half of 1995 compared to 1994. Startup costs associated with new custom product orders, and materials quality problems further impacted cost of sales for the current period.

 3. Selling, general and administrative expenses increased approximately $71,000 for the quarter and $24,000 year-to-date. The increase in both periods is primarily attributed to increased travel expense incurred by the sales staff and management in efforts to identify and capture new business and to increased commission expenses paid to the sales representatives.

 4. The net income per share for the second quarter 1995 versus 1994 was approximately $.06 and $.02, respectively. The difference is attributed to $500,000 increase in sales for the same quarters comparing 1995 and 1994. Income per share year-to-date was approximately $.04 for both 1995 and 1994. Despite the negative performance in the first quarter, due to unusually low billings, the Company's performance for the year is comparable with 1994.

 5. New orders for the first quarter 1995 totaled approximately $3,910,000 compared to $2,675,000 for the same period in 1994. Year-to-date 1995, new orders totaled approximately $7,099,000 compared to $5,007,000 for the same six months in 1994. The increases in new orders is attributed to continued new product development, aggressive field sales efforts, and qualification by the Company for class "K" and Jan "S" (space) products.

 6. Backlog on May 27, 1995, was approximately $5,190,000 compared to $4,219,000 for the period ended May 1994. Backlog has increased due to increased new orders when comparing the two years.

 7. Raw material and line work-in-process inventories are stable at approximately $2,151,000 comparing November 30, 1994, to May, 1995. The build-up of inventories ($2,354,000) in the first quarter 1995 was depleted due to the increased sales experienced during the second quarter..

 8. Net receivables have increased approximately $648,000 from $1,346,000 as of November 30, 1994, to $1,994,000 as of May 1995. The increase is attributed to increased sales in the second quarter of 1995. Day's sales have increased from approximately 57 days to 59 days since the beginning of the year.

 9. Capital expenditures for the first six months of 1995 have been approximately $235,000 compared to $89,000 for the same six months in 1994. Additional production and test equipment has been purchased to support the increased sales, and a new clean room has been added to the foreign assembly plant in order to increase production in that facility.

10.  Total assets increased approximately $356,000 since November 30, 1994.
     The increase is comprised of increases in current assets of approximately $215,000 and plant, property, and equipment of $141,000. The increases are primarily due to increased accounts receivable and equipment purchases as explained in Items 8 and 9 above.

     Total liabilities increased approximately $237,000 for the first six months of 1995 primarily attributable to increased accounts payable offset by reductions in accrued liabilities.

     Shareholders' equity increased approximately $128,000 for the first half of the year.

11. Cash flows decreased approximately $437,000 since November 30, 1994, and is attributed to decreased cash flows from operating activities of ($202,000) and expenditures for capital assets of ($235,000). The capital asset expenditures are primarily for production and test equipment needed as explained in Item 9. The Company does not anticipate the need to borrow cash in the near future. The Company currently does not have any existing loans from any lending institution.



ITEM 1.    LEGAL PROCEEDINGS

           The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the
     Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                         MICROPAC INDUSTRIES, INC.


 7/14/95                                 /S/ Nicholas Nadolsky
- ---------                                ------------------------------
Date                                     Nicholas Nadolsky
                                         Chairman of the Board/CEO



 7/14/95                                 /S/ Dave E. Hendon
- ---------                                ------------------------------
Date                                     Dave Hendon
                                         Controller

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27       Financial Data Schedule
