Form 10QSB
period 1995-08-26
MICROPAC INDUSTRIES INC
filed 1995-10-13
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                               F O R M  10 QSB

OMB Approval
OMB Number: XXXX-XXXX
Expires:  Approval Pending
Estimated Average Burden Hours Per Response: 1.0


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended August 26, 1995

            For the Transition Period from __________ to __________
                         Commission File Number 0-5109

                 M I C R O P A C  I N D U S T R I E S,  I N C.



              Delaware                                     75-1225149
---------------------------------------        ---------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

   905 E. Walnut, Garland, Texas                             75040
---------------------------------------        ---------------------------------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's Telephone Number, including Area Code        (214) 272-3571
                                                    ----------------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X                                  No
     ---                                     ---

At November 30, 1994, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                   FORM 10-Q

                                August 26, 1995


                                     INDEX



PART I   FINANCIAL INFORMATION

         ITEM 1     FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three and nine
                        months ended August 26, 1995 and August 27, 1994.
                    Condensed Balance Sheets
                    Condensed Statements of Cash Flows
                    Notes to Condensed Financial Statements


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


SIGNATURES

                          MICROPAC INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                        PART I - FINANCIAL INFORMATION

                        Item 1 - Financial Statements



                                                    Three Months Ended                     Nine Months Ended
                                             ---------------------------------      --------------------------------
                                               8/26/95            8/27/94              8/26/95          8/27/94
                                             --------------    ---------------      ---------------  ---------------
Sales, Net of Returns & Allowances            $ 3,171,771      $   2,315,651          $ 8,040,506      $  6,975,712

Cost of Goods Sold                             (2,292,849)        (1,632,710)          (5,723,165)       (4,861,093)
                                              -----------      -------------          -----------      ------------

     Gross Margin                                 878,922            682,941            2,317,341         2,114,619

Selling, General & Administrative Expenses       (689,042)          (603,846)          (1,933,119)       (1,823,666)

     Pre-Tax Income                               189,880             79,095              384,222           290,953

Provision for Income Taxes                        (64,569)           (27,289)            (132,635)         (103,596)
                                              -----------      -------------          -----------      ------------

     Net Income                               $   125,311      $      51,805          $   251,587      $    187,357
                                              ===========      =============          ===========      ============

Net Income per Share                          $      0.03      $        0.01          $      0.07      $       0.05
                                              ===========      =============          ===========      ============

Weighted Average Number of Shares               3,627,151          3,627,151            3,627,151         3,627,151
                                              ===========      =============          ===========      ============

Dividends per Share                           $    -           $      -               $    -           $     -
                                              ===========      =============          ===========      ============




                See accompanying notes to financial statements.

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS

                                                                                    8/26/95         11/30/94
                                                                                    -------         --------
CURRENT ASSETS:
  Cash                                                                            $   77,172      $  264,186
  Short term investments                                                             516,177         802,030
  Receivables, net of allowance for doubtful accounts
     of approximately $107,000 and $140,000 on
     August 26, 1995 and November 30, 1994, respectively                           2,069,989       1,345,833
  Inventories:
    Raw materials                                                                  1,582,693       1,283,974
    Work-in-process                                                                  876,282         867,188
  Prepaid expenses & other current assets                                             (7,739)         35,269
  Deferred income tax                                                                243,456         263,412
                                                                                  ----------      ----------
        Total current assets                                                       5,358,029       4,861,892

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                80,000          80,000
  Buildings                                                                          497,924         497,924
  Facility improvements                                                              649,261         628,047
  Machinery and equipment                                                          3,974,982       3,681,648
  Furniture and fixtures                                                             243,375         235,535
                                                                                  ----------      ----------
    Total plant, property and equipment                                            5,445,542       5,123,153
    Less accumulated depreciation                                                 (4,247,835)     (4,108,162)
                                                                                  ----------      ----------

    Net property, plant and equipment                                              1,197,707       1,014,991

TOTAL ASSETS                                                                      $6,555,737      $5,876,883
                                                                                  ==========      ==========

                                      LIABILITIES & SHAREHOLDERS' EQUITY
                                      ----------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                   757,109         332,457
  Accrued payroll                                                                    220,226         253,029
  Accrued professional fees                                                           89,889          73,669
  Other accrued liabilities                                                          373,109         408,658
  Income taxes payable                                                                62,149               0
                                                                                  ----------      ----------
        Total current liabilities                                                  1,502,482       1,067,812


DEFERRED INCOME TAXES                                                                174,899         184,301
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock ($.10 par value, 10,000,000 shares
     authorized, 3,627,151 shares outstanding)                                       362,715         362,715
  Paid-in capital                                                                    885,540         885,540
  Retained earnings                                                                3,630,101       3,376,515
                                                                                  ----------      ----------
    Total shareholders' equity                                                     4,878,356       4,624,770
                                                                                  ----------      ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $6,555,737      $5,876,883
                                                                                  ==========      ==========

                See accompanying notes to financial statements.

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                                                  Nine Months Ended
                                                                          --------------------------------
                                                                             8/26/95            8/27/94
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                               $  253,586          $   187,357
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                                           139,674              138.807
      Changes in current assets and liabilities
        Accounts receivable                                                  (724,156)             455,324
        Inventories                                                          (307,813)            (129,701)
        Prepaid expenses & other current assets                                43,008               (7,429)
        Income taxes                                                           62,149               16,909
        Accounts payable                                                      424,652              (31,766)
        Payroll & withholdings                                                (32,803)            (119,927)
        Accrued liabilities                                                   (19,329)             (44,309)
        Deferred income taxes                                                  10,554                    0
                                                                           ----------          -----------

          Net cash flows from operating activities                           (150,478)             553,883

  Cash flows from investing activities:
          Additions to property, plant and equipment                         (322,389)            (135,240)
                                                                           ----------          -----------
          Net cash flows from investing activities                           (322,389)            (135,240)
                                                                           ----------          -----------


Net increase (decrease) in cash                                              (472,867)             418,643


Cash at beginning of period                                                 1,066,216              567,113
                                                                           ----------          -----------

Cash at end of period                                                      $  593,349          $   985,756
                                                                           ==========          ===========





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

Item 2

                           MICROPAC INDUSTRIES, INC.
              MANAGEMENT DISCUSSION  AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



1. Sales and profits for the third quarter ended August 26, 1995 increased approximately $856,000 and $111,000 respectively compared to the third quarter 1994. Year-to-date sales have increased approximately $1,065,000 when compared to the nine months ended August 1994. The increase in sales is attributed to orders totalling $5,318,600 in the third quarter; an increase of $3,507,000 compared to the comparable period of 1994. Year-to-date new orders have increased $5,616,100 compared to the nine months ended August 1994.

2. Cost of sales for the third quarter 1995 increased approximately $660,000 compared to the same period for 1994. As a percentage of total sales, cost of sales for the third quarter 1995 was 72.3% versus 70.5% for the same quarter in 1994. The increase for the quarter is associated with changes in product mix. Cost of sales year-to-date 1995 increased approximately $862,000 over the same nine-month period in 1994. Cost of sales year-to-date in 1995, as a percent to total sales, was 71.1% versus 69.7% for the same nine month period in 1994. Product mix and increased development expenses were the primary reasons for the increase.

3. Selling, general and administrative expenses increased approximately $85,000 in the third quarter ended August 1995, compared to the prior year. The increase in the current period is due primarily to increased corporate personnel and reclassification of travel expenses. As a percent of sales, selling, general and administrative expenses were approximately
     21.7% for the third quarter   1995 versus 26.1% for the same period in
     1994. Year-to-date 1995, selling, general and administrative expenses increased $109,000 over the same nine months in 1994. As a percent of sales, selling, general and administrative expenses were 24.0% year-to-date 1995 versus 26.0% in 1994. The primary reason for the reduction in percentage is increased sales with reasonably stable selling, general and administrative expense.

4. Pre-tax profits for the third quarter 1995 increased approximately $110,000 above pre-tax profits for the same quarter 1994. As a percent of sales for the comparable periods, profit was 6.0% for the third quarter 1995 versus 3.4% in 1994. Pre-tax profits year-to-date are approximately $93,000 above 1994 results for the same nine month period. Pre-tax profit was 4.8% for the 1995 year-to-date, versus 4.2% for nine months in 1994. The increased profits are primarily due to increased revenues and relatively stable cost of sales and selling, general and administrative cost.

     After tax profit for the first nine months of 1995, is approximately $.07 per share compared to $.05 for the same period in 1994.

5. Backlog as of August 26, 1995 was approximately $8,050,000 compared to $3,700,000 for the third quarter ended August 27, 1994; an increase of $4,352,000. The majority of the backlog is expected to ship within the next twelve months.

6. Total assets increased approximately $679,000 since November 30, 1994. Accounts receivable and inventories increased approximately $724,000 and $308,000 respectively. Accounts Receivable increased due to timing differences for increased sales, while inventories increased due to buildup for future shipment requirements. Plant, property and equipment expenditures, net of accumulated depreciation for nine months, added approximately $183,000 in assets. The additional equipment and facility improvements are necessitated by the increased volume as well as new products requiring special test equipment. Cash decreased approximately ($473,000) due to the expenditures for assets and inventories.

     Liabilities increased approximately $435,000 year-to-date, due primarily to increased accounts payable.

     Shareholders' equity increased approximately $254,000 for the nine month period ended August 26, 1995. The average income per share is approximately $.07.

7. Cash flow decreased approximately $473,000 since November 30, 1994. Cash has been used for operating activities ($150,000) and additions to plant, property and equipment, ($323,000). Increased receivables and inventories referred to in Item #6 above, offset by increased accounts payable and depreciation, combined to cause the major decrease in operating cash. Investments were made in production equipment to support the increased sales volume. The Company currently does not have any existing loans from any lending institutions and does not anticipate the need to borrow cash in the near future.



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

                 Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                                    MICROPAC INDUSTRIES, INC.



       10/2/95                                      /S/ Nicholas Nadolsky
---------------------                               --------------------------
Date                                                Nicholas Nadolsky
                                                    Chairman of the Board/CEO



       10/2/95                                      /S/ Dave E. Hendon
---------------------                               --------------------------
Date                                                Dave Hendon
                                                    Controller

                                 EXHIBIT INDEX

Exhibit
 No.                           Description
-------                        -----------
  27             --    Financial Data Schedule