Form 10KSB
period 1995-11-30
MICROPAC INDUSTRIES INC
filed 1996-01-19
CIK 65759

                    U.S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-KSB


(Mark One)
    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended November 30, 1995

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from ________ to ________
                         Commission file number 0-5109

                           MICROPAC INDUSTRIES, INC.


         DELAWARE                                         75-1225149
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

905 E. WALNUT STREET                                         75040
GARLAND, TEXAS                                            (Zip Code)


                    Issuer's telephone number (214) 272-3571

          Securities to be registered under Section 12 (b) of the Act:


Title of each class                    Name of each exchange on which registered

-----------------------------------    --------------------------------------

-----------------------------------    --------------------------------------

-----------------------------------    --------------------------------------


          Securities to be registered under Section 12 (g) of the Act:

                          COMMON STOCK $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

             Revenues for its most recent fiscal year:  $11,445,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I


Item 1. Business

Micropac Industries, Inc. (the "Company") manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls and computers and medical devices.

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 51.8% (46.7% in 1994) of the Company's sales for the fiscal year ended November 30, 1995; standard components accounted for approximately 48.2% of the Company's sales for the fiscal year ended November 30, 1995 (53.3% in 1994).

In 1995, the Company's investment in technology, which was expensed, was approximately $341,000 ($316,000 in 1994). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with Micropac's space level and other high reliability programs.

The Company's products are marketed throughout the United States and in Western Europe. Approximately 11% of the sales for fiscal year 1995 (16% in 1994) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's area sales manager in Bremen, Germany. Domestic sales are made both by the Company's sales personnel and by independent manufacturers' representatives.

The United States Government, through sales to the Department of Defense ("DOD") and NASA, is the single largest customer for the Company's products. Sales to the United States Government, both directly and as a subcontract supplier to various DOD and NASA general contractors, accounted for approximately 72% of the Company's fiscal net sales in 1995 compared to 85% in
1994.   During 1995, approximately 21.3% of the Company's sales were to two major customers. These customers accounted for 10.8% and 10.5%, respectively, of the Company's sales for 1995.

At November 30, 1995, the Company had a backlog of unfilled orders totaling approximately $8,317,000 compared to approximately $3,680,000 at November 30, 1994. Of the November 30, 1995 backlog, approximately 68% is related to orders from the DOD and NASA or its general contractors. The Company expects to complete and ship most of its November 30, 1995 backlog during fiscal 1996.

The Company competes with two or more companies with respect to each of its major products. Some of these competitors are larger and have greater capital resources than the Company. However, management believes the Company's competitive position to be favorable.

The Company's sales are not seasonal and operations are not adversely affected by federal, state, or local environmental protection regulations.

The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations. Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in its products. The parts and raw materials for the Company's products are available from numerous suppliers. The Company has not experienced, and does not expect to experience, any significant shortages in parts or raw materials.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the State of Delaware. Present control succeeded in 1974, and the stock is publicly held by approximately 645 shareholders.

At November 30, 1995, the Company had 169 full-time employees (compared to 124 at November 30, 1994), of which 19 were executive and managerial employees, 29 were engineers and quality-control personnel, 25 were clerical and administrative employees, and 96 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

Item 2. Properties

The Company occupies approximately 36,000 square feet of manufacturing, engineering and office space in Garland, Texas. The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet. The Company considers its facilities adequate for its current level of operations.

Item 3. Legal Proceedings

No material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote by the Company's shareholders during the quarter ended November 30, 1995.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

No prices have been presented since there is no established public trading market for the Company's common stock.

On November 30, 1995, there were approximately 645 shareholders of record of the Company's common stock.

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to reinvest any earnings for use in the development of new products and technologies for future growth and in order to remain competitive.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection of the resulting accounts receivable, as well as bank borrowings and other conventional means of financing.

Accounts receivable, net increased by approximately $645,000 during 1995, primarily due to increased sales. Days sales in receivables were approximately 64 days in 1995 compared to 53 days in 1994.

The Company currently has no lines of credit due to the adequate liquidity available from its current operations. The Company, as of November 30, 1995, has approximately $508,000 invested in short-term Certificates of Deposit and United States Treasury Bills compared to $802,000 on November 30, 1994.

The Company's management believes it will meet its 1996 capital requirements through existing cash and short-term investments, internally generated funds, and the renewal of the line of credit if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1995.

Results of Operations 1995 vs 1994

Sales in 1995 were approximately $11,445,000, an increase of 22% compared to 1994 sales.

Cost of sales, as a percentage of net sales, was 71.3% in 1995 compared to 70.3% in 1994. The increase is due to increased material costs as a result of the change in product mix. Research and development expense totaled $341,000 in 1995 compared to $316,000 in 1994. Most of the research and development expense was concentrated on DC-DC Converter and Solid State Power Controller development and development of the new 2N2222 and 2907 small signal transistors.

Selling, general and administrative expenses increased approximately $203,000 due primarily to the addition of Area Sales Managers. This action was taken to improve the Company's field sales activities and increase market penetration. Selling, general and administrative expenses were 23% of net sales in 1995 compared to 25% in 1994.

Earnings before taxes for fiscal 1995 were approximately $725,000, or 6.3% of net sales, compared to $419,000, or 4.5% of net sales in fiscal 1994.

Net earnings were approximately $443,000, or $.12 per share, in 1995 versus 1994 net earnings of $247,000, or $.07 per share.

The Company's backlog at the end of 1995 was approximately $8,317,000 compared to approximately $3,680,000 at November 30, 1994. The backlog increase is attributable to continued emphasis on aggressive field sales activity, strong inside sales support, and more diversified products and technologies.

Item 7.  Financial Statements

The financial statements listed below appear on pages 6 through 12 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

      Page No.
      --------
          5               Report of Independent Public Accountants

          6               Balance Sheets as of
                          November 30, 1995 and 1994

          7               Statements of Income for the years ended
                          November 30, 1995 and 1994

          8 Statements of Shareholders' Equity for the years ended November 30, 1995 and 1994

          9               Statements of Cash Flows for the years ended
                          November 30, 1995 and 1994

       10 - 12            Notes to Financial Statements for the years ended
                          November 30, 1995 and 1994

         17               Signatures

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Micropac Industries, Inc.:


We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                       ARTHUR ANDERSEN LLP


Dallas, Texas
  December 27, 1995

                           MICROPAC INDUSTRIES, INC.


                                 BALANCE SHEETS

                        AS OF NOVEMBER 30, 1995 AND 1994
                (Dollars in thousands except per share amounts)


                               ASSETS                                                     1995        1994
                               ------                                                    -------     -------
CURRENT ASSETS:
   Cash                                                                                  $   213     $   264
   Short-term investments                                                                    508         802
   Receivables, net of allowance for doubtful accounts
       of $107 in 1995 and $140 in 1994                                                    1,997       1,352
   Inventories, net:
       Raw materials and supplies                                                          1,551       1,284
       Work-in-process                                                                     1,182         867
                                                                                         -------     -------

                 Total inventories                                                         2,733       2,151

   Income tax receivable                                                                     -             3
   Deferred income taxes                                                                     243         263
   Prepaid expenses and other current assets                                                  29          27
                                                                                         -------     -------

                 Total current assets                                                      5,723       4,862

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                                       80          80
   Buildings                                                                                 498         498
   Facility improvements                                                                     649         628
   Machinery and equipment                                                                 4,006       3,682
   Furniture and fixtures                                                                    245         235
                                                                                         -------     -------

                 Total property, plant and equipment                                       5,478       5,123

   Less- Accumulated depreciation                                                         (4,298)     (4,108)
                                                                                         -------     -------
   Net property, plant and equipment                                                       1,180       1,015
                                                                                         -------     -------

                 Total assets                                                            $ 6,903     $ 5,877
                                                                                         =======     =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                      $   866     $   332
   Accrued payroll                                                                           298         253
   Accrued professional fees                                                                  95          74
   Income tax payable                                                                        110         -
   Other accrued liabilities                                                                 291         409
                                                                                         -------     -------

                 Total current liabilities                                                 1,660       1,068
                                                                                         -------     -------

DEFERRED INCOME TAXES                                                                        175         184

COMMITMENTS AND CONTINGENCIES                                                                -           -

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, authorized 10,000,000 shares,
       3,627,151 outstanding at November 30, 1995 and 1994                                   363         363
   Paid-in capital                                                                           885         885
   Retained earnings                                                                       3,820       3,377
                                                                                         -------     -------

                 Total shareholders' equity                                                5,068       4,625
                                                                                         -------     -------

                 Total liabilities and shareholders' equity                              $ 6,903     $ 5,877
                                                                                         =======     =======

   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994
                (Dollars in thousands except per share amounts)



                                                                                      1995          1994
                                                                                   -----------   -----------
NET SALES                                                                          $    11,445   $     9,365

COSTS AND EXPENSES:
   Cost of sales                                                                         8,158         6,579
   Selling, general and administrative expenses                                          2,591         2,388
   Interest income                                                                         (29)          (21)
                                                                                   -----------   -----------

                 Total costs and expenses                                               10,720         8,946
                                                                                   -----------   -----------

   Income before income taxes                                                              725           419



PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                                 271           213
   Deferred                                                                                 11           (41)
                                                                                   -----------   -----------

                 Total provision for current and deferred taxes                           282            172
                                                                                   -----------   -----------

   Net income                                                                      $       443   $       247
                                                                                   ===========   ===========

EARNINGS PER SHARE                                                                 $       .12   $       .07
                                                                                   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                                    3,627,151     3,627,151
                                                                                   ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994
                             (Dollars in thousands)



                                                           Common        Paid-in       Retained
                                                           Stock         Capital       Earnings       Total
                                                        -----------      -------       --------     ---------
BALANCE, November 30, 1993                                  $363           $885          $3,130      $4,378

   Net income                                                 -              -              247         247
                                                            ----           ----          ------      ------

BALANCE, November 30, 1994                                   363            885           3,377       4,625

   Net income                                                 -              -              443         443
                                                            ----           ----          ------      ------

BALANCE, November 30, 1995                                  $363           $885          $3,820      $5,068
                                                            ====           ====          ======      ======





   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994
                             (Dollars in thousands)

                                                                                             1995      1994
                                                                                            ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $ 443     $ 247
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                                        190       189
          Changes in certain current assets and current liabilities:
             (Increase) decrease in receivables, net                                          (645)      254
             Increase in inventories, net                                                     (582)     (117)
             (Increase) decrease in prepaid expenses and other assets                           (2)       53
             Decrease in income tax receivable                                                   3         8
             Increase in accounts payable and accrued liabilities                              592        71
          Changes in deferred income taxes                                                      11       (43)
                                                                                             -----     -----

                 Total adjustments                                                             433       415
                                                                                             -----     -----

                 Net cash provided by operating activities                                      10       662
                                                                                             -----     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in short-term investments                                                           294      (502)
   Additions to property, plant and equipment, net                                            (355)     (163)
                                                                                             -----     -----

                 Net cash used in investing activities                                         (61)     (665)
                                                                                             -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES                                                            -         -
                                                                                             -----     -----

NET DECREASE IN CASH                                                                           (51)       (3)
                                                                                             -----     -----

CASH AND CASH EQUIVALENTS, beginning of year                                                   264       267
                                                                                             -----     -----

CASH AND CASH EQUIVALENTS, end of year                                                       $ 213     $ 264
                                                                                             =====     =====

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest                                                                    $  -      $  -
                                                                                             =====     =====
   Cash paid for income taxes, net of refunds received                                       $ 105     $ 170
                                                                                             =====     =====


   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition -
      Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments -
      During 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting requirements for investments in equity and debt securities. The effect of adopting SFAS No. 115 was not significant. The short-term investments are classified as available-for-sale securities and are reported at their approximate fair value as of November 30, 1995. Such securities are stated at historical cost as of November 30, 1994.

Inventories -
      Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.

Income Taxes -
      Deferred income taxes are recorded for temporary differences between financial and tax reporting.

Property, Plant and Equipment -
      Property, plant and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

                 Buildings  . . . . . . . . . . . . . . . . . . . . . . .     15
                 Facility improvements  . . . . . . . . . . . . . . . . .   8-15
                 Furniture and fixtures . . . . . . . . . . . . . . . . .    5-8
                 Machinery and equipment  . . . . . . . . . . . . . . . .   5-10

Earnings Per Share -
       Earnings per share are computed based upon the weighted average number of shares outstanding during the year.

2.  NOTES PAYABLE TO BANKS:

       None

3.  RELATED PARTIES:

The Company leases a building from the Company's President; such lease expires on December 31, 1999, at which time it is expected to be renewed under similar terms and conditions. Amounts paid under this lease were approximately $32,000 in 1995 and $31,000 in 1994.

4.  LEASE COMMITMENTS:

Rent expense for the years ended November 30, 1995 and 1994, was approximately $36,000.

Future minimum lease payments under noncancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

                 1996                                             $ 32,400
                 1997                                               32,400
                 1998                                               32,400
                 1999                                               32,400
                 2000                                                2,700
                                                                  --------

                                                                  $132,300
                                                                  ========

5.  EMPLOYEE BENEFITS:

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $99,000 in 1995 and $98,000 in 1994. Employees become vested at 20% after 3 years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post retirement benefits to its employees.

6.  INCOME TAXES:

Effective December 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). The adoption of SFAS No. 109 did not have a significant change on the Company's financial statements at the date of adoption and did not result in the recognition of a cumulative effect for the change in accounting principle.

The income tax provision consisted of the following for the years ended November 30, 1995 and 1994:

                                                            1995             1994
                                                          --------         --------
                 Current Provision:

                     Federal                              $228,000         $175,000
                     State                                  43,000           38,000
                                                          --------         --------

                                                           271,000          213,000
                 Deferred Provision (Benefit):

                     Federal                                11,000          (41,000)
                                                          --------         --------

                              Total                       $282,000         $172,000
                                                          ========         ========

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                            1995             1994
                                                          --------         --------
         Tax at 34% statutory rate                        $247,000         $142,000
         State income taxes, net of federal benefit         28,000           25,000
         Other                                               7,000            5,000
                                                          --------         --------

                 Income tax provision                     $282,000         $172,000
                                                          ========         ========

The components and changes in deferred tax assets and liabilities were as follows:

                                                                               Deferred
                                                                             (Provision)
                                                       November 30, 1994       Benefit        November 30, 1995
                                                       -----------------   ---------------    -----------------
         Current Deferred Tax Assets

             Allowance for doubtful accounts                $ 48,000           $ (9,000)          $ 39,000
             Inventory                                        70,000             25,000             95,000
             Accrued liabilities and other                   145,000            (36,000)           109,000
                                                            --------                              --------

                 Net current deferred tax                   $263,000                              $243,000
                                                            ========                              ========


         Noncurrent Deferred Tax Liabilities

             Depreciation and other                         $184,000              9,000           $175,000
                                                            --------           --------           --------

             Net noncurrent deferred tax                    $184,000                              $175,000
                                                            ========                              ========

         Deferred tax provision                                                $(11,000)
                                                                               ========

7.  SIGNIFICANT CUSTOMER INFORMATION:

The Company's primary line of business relates to the design, manufacture and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States Government. Sales directly to the United States Government or primary contractors accounted for 72% of total sales in 1995 and 85% of total sales in 1994. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1995, approximately 21.3% of the Company's sales were to two major customers. These customers accounted for 10.8% and 10.5%, respectively, of the Company's sales for 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 9. Directors & Executive Officers Of The Registrant

The following table contains information regarding the Company's directors who are currently serving one-year terms:

                                         Position(s)
Name                     Age           With the Company             Director Since
----                     ---           ----------------             --------------
Nicholas Nadolsky         62         Chairman of the                May 1974
                                     Board, Chief Executive
                                     Officer and Director

H. Kent Hearn             60         Director                       February 1983

William J. Holt           74         Director                       February 1983

James K. Murphey          53         Director                       March 1990

NICHOLAS NADOLSKY has served as Chairman of the Board and Chief Executive Officer of the Company since 1974.

H. KENT HEARN is employed as a stockbroker by Milkie Ferguson. Mr. Hearn was formerly employed as a stockbroker by Harris Securities.

WILLIAM J. HOLT is a private investor and former President of CIM Systems, Inc., a technical consulting firm in Dallas, Texas.

JAMES K. MURPHEY is an attorney with the firm of Glast, Phillips & Murray, P.C. in Dallas, Texas. Prior to May of 1993 Mr. Murphey was in private practice of law in Dallas, Texas and a member of the law firm McCauley, Macdonald, Love & Devin.

The Board of Directors held six meetings during the year ended November 30, 1995.

The Board of Directors functions as a committee as a whole, and therefore does not have separate audit, nominating or compensation committees.

The following table contains information regarding the Company's executive officers:

                                           Position(s)                  Date of
Name                     Age            With the Company               Employment
----                     ---            ----------------             --------------
Nicholas Nadolsky        62           Chairman of the Board          May 1974
                                      Chief Executive Officer

Richard T. Schlueter     66           Vice President                 October 1973

Connie Wood              56           Vice President                 February 1969

None of the individuals named in the table other than Nicholas Nadolsky holds any position with the Company pursuant to any contractual or other special arrangement. There are no family relationships between any of the Company's executive officers.

Mr. Nadolsky has been employed as the Company's Chairman of the Board and Chief Executive Officer since May 1974, pursuant to employment agreements which have been amended and renewed. The present agreement is for three years effective March 1, 1994, and annually thereafter from year to year until canceled by either party.

Richard T. Schlueter joined the Company in October 1973 as Marketing Manager and was elected a Vice President in October 1973.

Connie J. Wood joined the Company in February 1969 as Secretary to the President and Manager of Personnel. Mrs. Wood became Product Line Manager for the Company's Optoelectronics Product Line in August 1981 and was promoted to Vice President in August 1984.

Item 10. Executive Compensation:

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 1995, Mr. Nadolsky received reimbursement under the Plan in the amount of $1,940.

In July 1984, the Company adopted an Employees Profit Sharing Plan and Trust (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, or up to the maximum allowed by the Internal Revenue Code Section 401(k). The Company currently matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after three years of eligible service and become fully vested at the end of seven years.

During the fiscal year ended November 30, 1995, the Company made contributions to the Plan for Mr. Nadolsky in the amount of $9,470.

The following table shows all cash compensation paid to, or accrued and vested for, the account of Mr. Nicholas Nadolsky, Chairman of the Board and Chief Executive Officer. No other executive officer of the Company receives an annual salary and bonus in excess of one hundred thousand dollars
($100,000.00).

    Name                              Capacities in                    Salaries and            Insurance and
of Individual                         Which Served                    Director Fees              401(k) Plan
--------------                        ------------                    -------------              -----------
Nicholas Nadolsky (1) (2)             Chairman of the
                                      Board/CEO                          $293,639                  $11,410

All Directors and
Officers as a group
(Six persons)(2)                                                         $482,139                  $23,439

(1) In accordance with the terms of the employment agreement, the Company paid Mr. Nadolsky a salary of $290,639 during the fiscal year ended 1995.

(2) Directors receive a fee of $500 for each board meeting they attend. Directors' fees paid in fiscal 1995 are included in the foregoing table. Six board meetings were held in the 1995 fiscal year.

Item 11. Security Ownership Of Certain Beneficial Owners & Management

The following table shows the number and percentage of shares of the Company's
common stock beneficially owned as of November 30, 1995:   (a) by each person
known by the Company to own 5% or more of the outstanding common stock, (b) by each director, and (c) by all officers and directors as a group.

         Name and Address                             Number of Shares
          of Beneficial                                 Beneficially                         Percent of
               Owner                                     Owned (1)                           Class (2)
   -----------------------------                    --------------------                -------------------
       Heinz-Werner Hempel                                 1,952,577                             53.8%
       Hanseatische Waren-
       Gesellschaft MBH & Co., KG
       AM Wall 127
       28195 Bremen
       Federal Republic of Germany

       Nicholas Nadolsky (3)                               1,048,836                             28.9%
       1322 Briar Hollow
       Garland, Texas  75042

       H. Kent Hearn (3)                                       3,500                     Less than .1%
       1907 Briar Hollow
       Garland, Texas  75043

       William J. Holt (3)                                       -0-                               -
       800 Chisholm Trail, #6
       Salado, Texas  76751

       All officers and                                    1,138,336                             31.3%
       directors as a group
       (6 persons)

(1) Except as indicated in Item 12, all shares are owned directly, and the Company's management believes that each record owner has sole voting and investment power.

(2) Calculated on the basis of the 3,627,151 outstanding shares. There are no options, warrants or convertible securities outstanding.

(3) A director of the Company. Each incumbent director has been nominated for re-election at the annual meeting.

Item 12. Certain Relationships And Related Transactions

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. Effective January 1, 1995, the Company elected to extend the term of this lease for a five-year period. The renewal option allows for an increase based on changes in the consumer price index using 1994 as a base year. The rental paid to Mr. Nadolsky pursuant to this lease was approximately $32,000 for the fiscal year ended November 30, 1995.

Effective June 26, 1989, Mr. Nadolsky and the majority stockholder entered into a shareholders' agreement whereby they agreed that their shares of the Company's common stock would be jointly voted. This agreement further provides that if either party receives an offer to purchase his shares of stock, neither party will sell such stock unless both agree that such sale is in the best interest of the

Company; if they do not agree, neither of them shall sell such stock. Either party also has the right to give each other the option to terminate the agreement by offering to purchase the other's shares.

The shares owned by Mr. Nadolsky and Mr. Hempel constitute 82.7% of the Company's stock as of November 30, 1995.

Item 13. Exhibits And Reports On Form 8-K

(a)    The following financial statements of the Company are included in Item
       7.

               Report of Independent Public Accountants

               Balance Sheets as of November 30, 1995 and 1994.

               Statements of Income for the years ended November 30, 1995 and 1994.

               Statements of Shareholders' Equity for the years ended November 30, 1995 and 1994.

               Statements of Cash Flows for the years ended November 30, 1995 and 1994.

               Notes to Financial Statements for the years ended November 30, 1995 and 1994.

(b) The Company did not file any current reports on Form 8-K during the quarter ended November 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICROPAC INDUSTRIES, INC.



                                        By:   /S/ Nicholas Nadolsky
                                              ---------------------------------
                                              Nicholas Nadolsky, President
                                              and Chairman of the Board
                                              (Principal Executive Officer)



                                        By:   /S/ Dave E. Hendon
                                              ---------------------------------
                                              Dave Hendon, Controller and
                                              Principal Accounting Officer




Dated:  January 18, 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January ___, 1996.


/S/ Nicholas Nadolsky                   /S/ H. Kent Hearn
-----------------------------------     -----------------------------------
Nicholas Nadolsky, Director             H. Kent Hearn, Director





/S/ Willian J. Holt                     /S/ James K. Murphey
-----------------------------------     -----------------------------------
William J. Holt, Director               James K. Murphey, Director

                                 EXHIBIT INDEX

Exhibit No.                                       Description
-----------                                       -----------
27                                          Financial Data Schedule