Form 10QSB
period 1996-02-24
MICROPAC INDUSTRIES INC
filed 1996-04-12
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                F O R M  1 0 QSB

OMB Approval
OMB Number: XXXX-XXXX
Expires:  Approval Pending
Estimated Average Burden Hours Per Response: 1.0


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended February 24, 1996

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

On February 24, 1996, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                   FORM 10-Q

                               FEBRUARY 24, 1996



                                     INDEX



PART I   FINANCIAL INFORMATION

         ITEM 1     FINANCIAL STATEMENTS

                    Condensed Statements of Income for the three months ended
                        February 24, 1996 and February 25, 1995.
                    Condensed Balance Sheets
                    Condensed Statements of Cash Flows


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


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                                                                                            Statement of Income
                                                                                            For periods ending
                                                                                        02/24/96          02/25/95
Sales, Net of Returns & Allowances                                                     $2,765,264        $1,709,229

Cost of Goods Sold                                                                     (2,284,583)       (1,292,295)
                                                                                       ----------        ----------

     Gross Margin                                                                         480,681           416,934

Selling, General & Administrative Expenses                                               (630,987)         (561,661)
                                                                                       ----------        ----------

     Pre-Tax Income                                                                      (150,306)         (144,727)

Provision for Income Taxes                                                             $   51,104            49,207
                                                                                       -----------       ----------

     Net Income                                                                           (99,202)          (95,520)
                                                                                       ----------        ----------

Net Income per Share                                                                   $     (.03)       $     (.03)
                                                                                       ----------        ----------

Dividends per Share                                                                    $        -        $        -
                                                                                       ----------        ----------

Weighted average number of shares                                                       3,627,151         3,627,151





These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
                                BALANCE SHEET
                                 (Unaudited)

                                                          ASSETS
                                                                                   02/24/96        11/30/95
CURRENT ASSETS:
  Cash                                                                           $    72,081     $   213,405
  Short term investments                                                             402,688         507,694
  Receivables, net of allowance for doubtful accounts
     of $106,719 for both periods                                                  1,826,308       1,996,595
  Inventories:
    Raw materials                                                                  1,602,300       1,551,171
    Work-in-process                                                                1,324,905       1,182,326
                                                                                 -----------     -----------
      Total inventories                                                            2,927,205       2,733,496
  Prepaid expenses & other current assets                                             (4,491)         28,463
 Deferred income taxes                                                               243,456         243,456
                                                                                 -----------     -----------
        Total current assets                                                       5,467,247       5,723,110

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                80,000          80,000
  Buildings                                                                          497,924         497,924
  Facility improvements                                                              666,148         649,261
  Machinery and equipment                                                          4,048,027       4,005,823
  Furniture and fixtures                                                             248,874         244,651
                                                                                 -----------     -----------

    Total property, plant and equipment                                            5,540,973       5,477,659

    Less accumulated depreciation                                                 (4,348,916)     (4,297,980)
                                                                                 -----------     -----------
    Net property, plant and equipment                                              1,192,057       1,179,679

        Total Assets                                                             $ 6,659,304     $ 6,902,789
                                                                                 ===========     ===========

                                            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $ 1,041,846     $   866,481
  Accrued payroll                                                                    241,116         297,590
  Accrued professional fees                                                           91,543          95,043
  Other accrued liabilities                                                          207,427         291,535
  Income taxes payable                                                               (65,927)        109,639
                                                                                 -----------     -----------
        Total current liabilities                                                  1,516,005       1,660,287

DEFERRED INCOME TAXES                                                                174,899         174,899
SHAREHOLDERS' EQUITY:
  Common stock ($.10 par value)
    3,627,151 shares outstanding                                                     362,715         362,715
  Paid-in capital                                                                    885,540         885,540
  Retained earnings                                                                3,720,145       3,819,347
                                                                                 -----------     -----------
    Total shareholders' equity                                                     4,968,400       5,067,602
                                                                                 -----------     -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                         $ 6,659,304     $ 6,902,789
                                                                                 ===========     ===========

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                              2/24/96              2/25/95
                                                                              -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(loss)                                                         $  (99,202)        $   (95,520)
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                                             50,936              46,595
      Changes in current assets and liabilities
      Accounts receivable                                                      170,287             273,174
Inventories                                                                   (193,709)           (202,625)
      Prepaid expenses & other current assets                                   32,954              31,527
      Current year income taxes                                               (175,566)            (59,761)
      Accounts payable                                                         175,366              78,189
      Payroll & withholdings                                                   (56,474)            (27,947)
      Other accrued liabilities                                                (87,608)           (157,031)
      Deferred income taxes                                                      -0-                10,554
                                                                            ----------         -----------

          Net cash from operating activities                                  (183,016)           (102,843)

  CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to property, plant and equipment                           (63,314)           (109,997)
                                                                            ----------         -----------

          Net cash flow from investing activities                              (63,314)           (109,997)
                                                                            ----------         -----------


Net decrease in cash                                                          (246,330)           (212,840)


Cash and cash equivalents at beginning of period                            $  721,099         $ 1,066,216
                                                                            ----------         -----------

Cash and cash equivalents at end of period                                  $  474,769         $   853,376
                                                                            ==========         ===========





These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

Item 2
                           MICROPAC INDUSTRIES, INC.
              MANAGEMENT DISCUSSION  AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

1. Sales for the first quarter 1996 totaled $2,765,000 and exceeded sales for the same period in 1995 by $1,056,000 or 62%. The increase in sales for 1996 over 1995 is attributed to the Company's increased backlog of shippable orders. Backlog for the first quarter 1996 totaled $8,845,000 compared to $5,146,000 for the same quarter in 1995.

     Pre tax losses for the first quarter 1996 totaled ($150,000) compared to ($145,000) for the same period 1995.

2. Cost of sales for the first quarter 1996 increased approximately $993,000 compared to the same period for 1995. Cost of sales was 82.6% of related revenue versus 75.5% for the same quarter in 1995 and the increase is attributable to changes in product mix, to start-up costs associated with new contracts, and increased personnel required to support higher sales volume. The increase in cost of sales is primarily in cost of materials and manufacturing overheads. The Company's current staffing should be adequate for production of the current backlog.

3. Selling, general and administrative expenses increased approximately $69,000 in the first quarter 1996, compared to the prior year's first quarter. The increase in SG&A is due to increased travel expense and increased commission expenses associated with the increased billings for the comparable periods. As a percent of sales, selling, general and administrative expenses were approximately 22.8% for the first quarter 1996 versus 32.9% for the same period in 1995; primarily attributable to increased sales.

4. After tax losses totaled ($99,000) for the first quarter compared to losses of ($96,000) for the same period in 1995. The losses incurred are attributed to increased cost of sales referred to in item # 2 and increased selling, general and administrative expenses outlined in item #3. As a percent of net sales, after tax losses were (3.6%) for the first quarter 1996 compared to (5.6%) in the same quarter in 1995.

5. Backlog as of February 24, 1996 totaled $8,845,000 compared to $5,146,000 as of February 25, 1995 and $8,317,000 at November 30, 1995. The major portion of the Company's backlog is shippable in the current year. New orders totaled approximately $3,324,000 for the first quarter 1996 compared to $2,800,000 for the comparable quarter in 1995.

6. Total assets decreased approximately ($244,000) since November 30, 1995. Decreases of accounts receivable, prepaids, and cash totaled approximately ($450,000) and was partially offset by increases in inventories of $194,000 and net property and equipment of $12,000.

     Total liabilities decreased approximately ($144,000) year-to-date and is related to decreases in tax liabilities of ($176,000), accrued liabilities of ($144,000) and increased accounts payable of $176,000.

     Shareholders' equity decreased approximately ($99,000) for the quarter ended February 24, 1996. The average loss per share was approximately ($.03).

7. Cash flow decreased approximately ($246,000) since November 30, 1995 and was attributed to operating activities of ($183,000) and investing activities of ($63,000). Cash generated from increased accounts payable, decreased accounts receivable, depreciation and decreased prepaid expenses totaled approximately $430,000. Cash flow decreased due to increased inventories, payment of income taxes, purchases of equipment, losses of net income for the quarter decreased accrued liabilities and payroll totaling approximately ($675,000). Investments were made in production equipment to support the increased sales volume. The Company currently does not have any existing loans from any lending institutions.


ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.   CHANGES IN SECURITIES

                 None


ITEM 3.   DEFAULT SENIOR SECURITIES

                 None

ITEM 4.   SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS

          The Company held an Annual meeting of Stockholders on February 20, 1996. The purpose of the meeting was to elect four directors and transact any business brought properly before the group. All existing directors were re-elected and no other issues were brought before the directors.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27    Financial Data Schedule


                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                                       MICROPAC INDUSTRIES, INC.


        4/16/96                                            /s/ Nicholas Nadolsky
- ----------------------------                           -------------------------
Date                                                           Nicholas Nadolsky
                                                       Chairman of the Board/CEO


        4/10/96                                                  /s/ Dave Hendon
- ----------------------------                           -------------------------
Date                                                                 Dave Hendon
                                                                      Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          Financial Data Schedule
