Form 10QSB
period 1996-05-25
MICROPAC INDUSTRIES INC
filed 1996-07-17
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated average Burden Hours Per Response 1.0.



                  Quarterly Report Under Section 1.3 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 25, 1996

             For the Transition Period from __________to___________
                         Commission File Number 0-5109


                           MICROPAC INDUSTRIES, INC.



              Delaware                                75-1225149
- --------------------------------------     -----------------------------------
       (State of Incorporation)            (IRS Employer Identification No.)


  905 E. Walnut, Garland, Texas                          75040
- --------------------------------------     -----------------------------------
(Address of Principal Executive Office)                (Zip Code)


Registrant's Telephone Number, including Area Code    (214) 272-3571
                                                  ----------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]                                                                  No [ ]


At November 30, 1995, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                   FORM 10-Q

                                  MAY 25, 1996

                                     INDEX


PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                Condensed Statements of Operations for the three months and six months ended May 25, 1996 and May 27, 1995.
                Condensed Balance Sheets
                Condensed Statements of Cash Flows
                Notes to Condensed Financial Statements


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II - OTHER INFORMATION

          ITEM 1  LEGAL PROCEEDINGS
          ITEM 2  CHANGES IN SECURITIES
          ITEM 3  DEFAULTS UPON SENIOR SECURITIES
          ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ITEM 5  OTHER INFORMATION
          ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES

                                 MICROPAC INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)



                         PART 1 - FINANCIAL INFORMATION


Item 1 - Financial Statements



                                                 Three Months Ended                 Six Months Ended
                                            ----------------------------      ----------------------------
                                               May 25,         May 27,           May 25,         May 27,
                                                1996            1995              1996            1995
                                            ------------    ------------      ------------    ------------
Sales, Net of Returns & Allowances          $  4,181,005    $  3,159,505      $  6,946,268    $  4,868,735

Cost of Goods Sold                            (2,860,194)     (2,138,020)       (5,144,776)     (3,430,316)
                                            ------------    ------------      ------------    ------------

     Gross Margin                              1,320,811       1,021,485         1,801,492       1,438,419

Selling, General & Administrative Expense       (713,614)       (682,417)       (1,344,600)     (1,244,078)
                                            ------------    ------------      ------------    ------------

     Pre-Tax Income                              607,197         339,068           456,892         194,341

Provision for Income Taxes                      (206,444)       (115,283)         (155,349)        (66,076)
                                            ------------    ------------      ------------    ------------

Net Income                                  $    400,753    $    223,785      $    301,543    $    128,265
                                            ============    ============      ============    ============

Net Income per Share                        $       0.11    $       0.06      $       0.08    $       0.04
                                            ------------    ------------      ------------    ------------

Dividends per Share                         $       0.00    $       0.00      $        .00    $        .00
                                            ------------    ------------      ------------    ------------

Weighted Average Number of Shares              3,627,151       3,627,151         3,627,151       3,627,151




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
                                BALANCE SHEET
                                 (Unaudited)


                                    ASSETS


                                                                May 25,      November 30,
                                                                 1996            1995
                                                             ------------    ------------
CURRENT ASSETS:
    Cash                                                     $     31,363    $    213,405
    Short term investments                                        303,136         507,694
    Receivables, net of allowance for doubtful accounts of
        approximately $106,719 for both May 25, 1996, and
        November 30, 1995                                       2,373,277       1,996,595
    Inventories:
        Raw materials                                           1,777,527       1,551,171
        Work-in process/inventories                             1,343,716       1,182,326
  Prepaid expenses and other current assets                        37,451          28,463
  Deferred income tax                                             243,456         243,456
                                                             ------------    ------------

                 Total current assets                           6,109,926       5,723,110

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                           80,000          80,000
    Buildings                                                     497,924         497,924
    Facility improvements                                         666,148         649,261
    Machinery and equipment                                     4,083,106       4,005,823
    Furniture and fixtures                                        284,135         244,651
                                                             ------------    ------------

                 Total property, plant, and equipment           5,611,313       5,477,659

       Less accumulated depreciation                           (4,401,775)     (4,297,980)
                                                             ------------    ------------
    Net property, plant and equipment                           1,209,538       1,179,679

TOTAL ASSETS                                                 $  7,319,464    $  6,902,789
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $  1,040,755    $    866,481
    Accrued payroll                                               266,807         297,590
    Accrued professional fees                                      75,510          95,043
    Other accrued liabilities                                     251,834         291,535
    Income taxes payable                                          140,516         109,639
                                                             ------------    ------------

                 Total current liabilities                      1,775,422       1,660,288

DEFERRED INCOME TAXES                                             174,899         174,899

SHAREHOLDER'S EQUITY:
    Common stock ($.10 par value) 10,000,000
       authorized, 3,727,151 outstanding)                         362,715         362,715
    Paid-in capital                                               885,540         885,540
    Retained earnings                                           4,120,888       3,819,347
                                                             ------------    ------------

                 Total shareholder's equity                     5,369,143       5,067,602

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $  7,319,464    $  6,902,789
                                                             ============    ============


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)




                                                                 May 25,         May 27,
                                                                  1996            1995
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                $    301,541    $    128,265
    Adjustments to reconcile net income to
       cash from operating activities:
         Depreciation and amortization                             103,795          93,233
         Changes in current assets and liabilities
         Accounts receivable                                      (376,681)       (648,324)
         Inventories                                              (387,748)        (56,977)
         Prepaid expenses & other current assets                    (8,988)         32,207
         Income taxes                                               30,877          29,589
         Accounts payable                                          174,274         356,394
         Payroll & withholdings                                    (30,782)        (23,414)
         Accrued liabilities                                       (59,234)       (124,772)
         Deferred income taxes                                        --            10,554
                                                              ------------    ------------

                   Net cash flows from operating activities       (252,946)       (202,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to property, plant, and equipment                    (133,654)       (234,687)
                                                              ------------    ------------

                   Net cash flows from investing activities       (133,654)       (234,687)

NET INCREASE (DECREASE) IN CASH                                   (386,600)       (436,932)

CASH AT BEGINNING OF PERIOD                                        721,099       1,066,216
                                                              ------------    ------------

CASH AT END OF PERIOD                                         $    334,499    $    629,284
                                                              ============    ============




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.

              MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


1. Sales and profits for the second quarter ended May 25, 1996, increased approximately $1,021,500 and $268,129 respectively compared to the second quarter 1995. Year-to-date sales have increased approximately $2,078,000 over the same period in 1995, while profits increased $173,000. Improved sales in the second quarter and year-to-date 1996 are attributable to increased new quick turn orders and 1995 orders with 1996 shipping date requirements. New orders received in the second quarter and year-to-date 1996 totaled $4,258,000 and $7,599,000 respectively, compared to $3,910,000 and $7,099,000 respectively for the same periods in 1995.

2. Cost of sales for the second quarter and year-to-date increased approximately $772,000 and $1,714,000 respectively compared to the same periods in 1995. As a percentage of sales, cost of sales for the second
     quarter 1996 was 68,4% versus 74.8% in 1995.   Year-to-date cost of sales,
     as a percentage of net sales, was 74.1% in 1996 compared to 70.5% in 1995. Materials accounted for the increase, primarily attributable to product mix changes.

3. Selling, general and administrative expenses increased approximately $31,000 for the quarter and $101,000 year-to-date. The increase in both periods is attributed to (1) increased travel expense incurred by the sales staff and management in efforts to identify and capture new business and (2) increased commission expenses paid to the sales representatives due to increased sales.

4. The net income per share for the second quarter 1996 versus 1995 was approximately $.11 and $.06 respectively. The increase in income per share is attributed to increased sales and stable selling, general, and administrative expenses. Income per share year-to-date was approximately $.08 compared to $.04 for the same six months in 1995. Despite the slow performance for the first quarter, the company's performance for the year has doubled 1995's first half performance.

5. New orders for the second quarter 1996 and year-to-date totaled approximately $4,258,000 and $7,559,000 respectively and represent an increase of $348,000 and $460,000 respectively compared to the same periods in 1995. The increased new orders are attributed to new product development, aggressive field sales efforts, and qualification by the company for class "K" and Jan "S" (space) products.

6. Backlog on May 25, 1996 was approximately $8,945,000 compared to $5,910,000 for the period ended May 27, 1995. The backlog reflects a good mix of the Company's products, and is scheduled to ship within the next twelve (12) months.

7. Raw material and work-in process inventories increased approximately $506,000 and $407,000 respectively compared to the periods ended May 27. 1996. The increase in inventories of $913,000 is due to the increased backlog requirements.

8. Net receivables have increased approximately $379,000 when comparing year-to-date May 25, 1996 to May 27, 1995, with the increase attributed to increased sales in the current year. Despite increased revenues, day's sales have decreased from approximately 57 days for the same period 1995 to 53 days as of May 25, 1996.

9. Capital expenditures for the first six months of 1996 totaled approximately $134,000 compared to $235,000 for the first six months in 1995. Additional production and test equipment was purchased to support the increased production needs, while computer equipment and software were purchased to update and improve material control and inventory reporting systems.

10. Total assets increased approximately $417,000 since November 30, 1995. the increase is comprised of increases in current assets of approximately $387,000 and plant, property and equipment of $30,000. The increase in current assets is primarily due to increased accounts receivables resulting from increased billings.

      Total liabilities increased approximately $115,000 for the first six months of 1996 and is primarily attributed to increased accounts payable and taxes offset by reductions in accrued liabilities. The increase in accounts payable is due primarily to increased raw materials. The reduction of accrued liabilities was due to payment of property and franchise taxes.

      Shareholder's equity increased approximately $301,000 for the first half of the year, an increase of $.08 per share. Cash flows decreased approximately ($387,000) since November 30, 1995 and is derived from operating activities ($253,000) and purchases of production equipment and software, ($134,000).

11. Cash generated through operating activities from net income, tax liabilities, depreciation expense and increased payables totaled $610,000 through May 31, 1996. Cash was used to offset cash outflow of ($863,000) caused by increases in accounts receivable (higher billings) and inventories (due to increase backlog) and due to decrease in accrued liabilities (payment of property and franchise taxes).

      Investing activities used cash of ($134,000) for the purchase of production and test equipment to support increased business volume. Upgraded computer software was also purchased to improve materials control and sales information.

ITEM 1.     LEGAL PROCEEDINGS

            The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None

ITEM 4.     OTHER INFORMATION

            None

ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

            None


SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                           MICROPAC INDUSTRIES, INC.



- ----------------------------------          ------------------------------------
Date                                                               Nick Nadolsky
                                                       Chairman of the Board/CEO



- ----------------------------------          ------------------------------------
Date                                                                 Dave Hendon
                                                                      Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
