Form 10QSB
period 1996-08-24
MICROPAC INDUSTRIES INC
filed 1996-10-08
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended August 24, 1996

              For the Transition Period from          to
                                            --------     ---------
                         Commission File Number 0-5109


                           MICROPAC INDUSTRIES, INC.



         Delaware                                          75-1225149
--------------------------                     ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

         905 E. Walnut, Garland, Texas                            75040
--------------------------------------                      -------------------
(Address of Principal Executive Office)                         (Zip Code)


Registrant's Telephone Number, including Area Code           (972) 272-3571
                                                             ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X                                                             No
     -------                                                             -------


At November 30, 1995, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                   FORM 10-Q

                                AUGUST 24, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    Condensed Statements of income for the three months and nine months ended August 24, 1996 and August 26, 1995.
                    Condensed Balance Sheets
                    Condensed Statements of Cash Flows
                    Notes to Condensed Financial Statements

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


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                      Statement of Income              Statement of Income
                                                     For Three Months Ended               Year-to-Date
                                                     8/24/96         8/26/95         8/24/96         8/26/95
Sales, Net of Returns & Allowances                  3,492,174       3,171,771      10,438,442       8,040,506

Cost of Goods Sold                                 (2,422,795)     (2,292,849)     (7,567,572)     (5,723,165)
                                                   ----------      ----------      ----------      ----------

    Gross Margin                                    1,069,379         878,922       2,870,870       2,317,341

Selling, General & Administrative Expense            (646,431)       (689,042)    (1, 991,030)     (1,933,119)
                                                   ----------      ----------      ----------      ----------

    Pre-Tax Income                                    422,948         189,880         879,840         348,222

Provision for Income Taxes                           (143,802)        (64,569)       (299,145)       (132,635)
                                                   ----------      ----------      ----------      ----------

    Net Income                                        279,146         125,311         580,695         251,587
                                                   ==========      ==========      ==========      ==========
Net Income Per Share                                     $.07            $.03            $.16            $.07

Dividends per Share                                         0               0               0               0

Weighted Average Number of Shares                   3,627,151       3,627,151       3,627,151       3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                                             8/24/96          11/30/95
    Cash                                                                            $        4,456    $      213,405
    Short term investments                                                                 303,136           507,694
    Receivables, net of allowance for doubtful accounts
    approximately $58,815 on August 24, 1996
    and $107,252 on August 26, 1995.                                                     2,183,991         1,996,595
    Inventories:
         Raw materials                                                                   2,221,667         1,551,171
         Work-in process/inventories                                                     1,550,297         1,182,326
    Prepaid expenses and other current assets                                               41,769            28,463
    Deferred income tax                                                                    243,456           243,456
                                                                                    --------------    --------------

                                  Total current assets                                   6,548,772         5,723,110

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                                                    80,000            80,000
    Buildings                                                                              497,924           497,924
    Facility improvements                                                                  680,148           649,261
    Machinery and equipment                                                              4,115,851         4,005,823
    Furniture and fixtures                                                                 297,946           244,651
                                                                                    --------------    --------------

         Total Plant, property and equipment                                             5,671,869         5,477,659

         Less accumulated depreciation                                                  (4,456,141)       (4,297,980)
                                                                                    --------------    --------------

    Net property, plant and equipment                                                    1,215,728         1,179,679
                                                                                    --------------    --------------

TOTAL ASSETS                                                                        $    7,764,500    $    6,902,789
                                                                                    ==============    ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     1,279,327           866,481
    Accrued payroll                                                                        287,016           297,590
    Accrued professional fees                                                               89,953            95,043
    Other accured liabilities                                                              156,697           291,535
    Income taxes payable                                                                   128,318           109,639
                                                                                    --------------    --------------

         Total current liabilities                                                       1,941,311         1,660,288

DEFERRED INCOME TAXES                                                                      174,900           174,899

SHAREHOLDERS' EQUITY
    Common stock ($.10 par value) 10,000,000                                               362,715           362,715
        authorized, 3,627,151 outstanding)
    Paid-in capital                                                                        885,540           885,540
    Retained earnings                                                                    4,400,034         3,819,347
                                                                                    --------------    --------------

         Total SHAREHOLDERS' equity                                                      5,648,289         5,067,602

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $    7,764,500    $    6,902,789
                                                                                    ==============    ==============

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                       8/24/96         8/26/95
    Net Income                                                                         $    580,695      $  251,587
    Adjustments to reconcile net income to
         Cash from operating activities:
             Depreciation and amortization                                                  158,161         139,674
         Changes in current assets and liabilities:
             Accounts receivable                                                           (187,396)       (724,156)
             Inventories                                                                 (1,038,467)       (307,813)
             Prepaid expenses & other current assets                                        (13,306)         40,075
             Income taxes                                                                    18,679           2,933
             Accounts payable                                                               412,846         424,652
             Payroll & withholdings                                                         (10,581)        (32,803)
             Accrued liabilities                                                           (139,928)         42,818
             Deferred income taxes                                                                0          10,554
                                                                                       ------------      ----------

         Net cash flows from operating activities                                          (219,297)       (152,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                                            (194,210)       (322,390)
                                                                                       ------------      ----------

         Net cash flows from investing activities                                          (194,210)       (322,390)

Net increase (decrease) in cash                                                            (413,507)       (474,869)

Cash at beginning of period                                                                 721,099       1,066,216
                                                                                       ------------      ----------

Cash at end of period                                                                  $    307,592      $  591,347



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OF THE
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


1. Sales and profits for the third quarter ended August 24, 1996, increased approximately $320,000 and $154,000 respectively compared to the third quarter 1995. Year-to-date sales have increased approximately $2,398,000 over the same period in 1995, while profits increased $329,000. Improved sales in the third quarter and year-to-date 1996 are attributable to increased new quick turn orders and 1995 orders with 1996 shipping date requirements. New orders received in the third quarter and year-to-date 1996 totaled $3,347,000 and $10,906,000 respectively, compared to $5,319,000 and $12,434,000 respectively for the same periods in 1995.

2. Cost of sales for the third quarter and year-to-date increased approximately $130,000 and $1,844,000 respectively compared to the same periods in 1995. As a percentage of sales, cost of sales for the third quarter 1996 was 69.4% versus 72.3% in 1995. Year-to-date cost of sales, as a percentage of net sales, was 72.5% in 1996 compared to 71.2% in 1995. Cost of materials, primarily attributable to changes in product mix, accounted for the increased cost as a percent of sales.

3. Selling, general and administrative expenses decreased approximately ($43,000) for the quarter and increased $58,000 year-to-date. The decrease for the quarter is attributed to reclassification of travel expense incurred by the sales staff in efforts to identify and capture new business. The year-to-date increase reflects higher commission expenses paid to the sales representatives based on increased sales.

4. The net income per share for the third quarter 1996 versus 1995 was approximately $.07 and $.03 respectively. The increase in income per share is attributed to increased sales and stable operating , selling, general and administrative expenses. Income per share year-to-date was approximately $.16 compared to $.07 for the same nine months in 1995.

5. New orders for the third quarter 1996 and year-to-date totaled approximately $3,347,000 and $10,906,000 respectively and represent decrease of ($1,972,000) and ($1,528,000) respectively compared to the same periods in 1995. While new orders are above the company's plan for the nine months ended August 1996, they have not kept pace with the 1995 record order rate, which included significant Space level contracts.

6. Backlog on August 24, 1996 was approximately $8,688,000 compared to $8,052,000 for the period ended August 26, 1995. The backlog reflects a good mix of the Company's products, and shipments are estimated to be made within the next twelve (12) months.

7. Raw material and work-in process inventories increased approximately $639,000 and $674,000 respectively compared to the periods ended August 26, 1995. The increase in inventories of $1,313,000 is due to increased backlog requirements and product mix.

8. Net receivables have increased approximately $114,000 when comparing year-to-date August 24, 1996 to August 26, 1995. The increase is attributed to increased sales for the current year. Despite increased revenues, day's sales have decreased from approximately 58 days for the same period 1995 to 56 days as of August 24, 1996.

9. Capital expenditures for the first nine months of 1996 totaled approximately $194,000 compared to $323,000 for the first nine months in 1995. Additional production and test equipment was purchased to support the increased production needs, while computer equipment and software were purchased to update and improve material control and inventory reporting systems.

10. Total assets increased approximately $862,000 since November 30, 1995. The increase is comprised of increased current assets of approximately $826,000 and plant, property and equipment of $36,000. The increase in current assets is primarily due to increased accounts receivables, raw materials and work in process resulting from increased billings.

         Total liabilities increased approximately $281,000 for the first nine months of 1996 and is attributed to increased accounts payable and taxes offset by reduction in accrued liabilities. The increase in accounts payable is due primarily to increased raw materials. The reduction of accrued liabilities was due to payment of property and franchise taxes and reduction of reserves established earlier in the year.

         Shareholders' equity increased approximately $581,000 for the first nine months of the year, an increase of $.16 per share.

11. Cash flows decreased approximately ($413,000) since November 30, 1995, based on requirements for activities and purchases of production equipment and software.

         Cash generated through operating activities from net income, tax liabilities, depreciation expense and increased payables totaled $1,170,000 through August 24, 1996. The cash inflow was used to offset cash outflow of ($1,390,000) to support higher sales volume, increased inventories (due to increased backlog) and the decrease in accrued liabilities (payment of property and franchise taxes).

         Investing activities used cash of ($194,000) for the purchase of production and test equipment to support increased business volume. Upgraded computer software was also purchased to improve materials control and sales information.

PART II - OTHER INFORMATION

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

                           MICROPAC INDUSTRIES, INC.




--------------------------                        -------------------------
Date                                                   Nicholas Nadolsky
                                                  Chairman of the Board/CEO



--------------------------                        -------------------------
Date                                                      Dave Hendon
                                                          Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
