Form 10KSB
period 1996-11-30
MICROPAC INDUSTRIES INC
filed 1997-01-21
CIK 65759

                    U.S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-KSB


  (Mark One)
     (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended November 30, 1996

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( No Fee Required)

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
        GARLAND, TEXAS                                    (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

            Title of each class        Name of each exchange on which registered


        -----------------------------     ------------------------------

        -----------------------------     ------------------------------

        -----------------------------     ------------------------------

        -----------------------------     ------------------------------


          Securities to be registered under Section 12 (g) of the Act:

                          COMMON STOCK $.10 par value
                          ---------------------------

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

             Revenues for its most recent fiscal year:  $14,399,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 1996.

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

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 54.7% (51.8% in 1995) of the Company's sales for the fiscal year ended November 30, 1996; standard components accounted for approximately 45.3% (48.2% in 1995) of the Company's sales for the fiscal year ended November 30, 1996.

In 1996, the Company's investment in technology, which was expensed, was approximately $240,000 ($341,000 in 1995). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with Micropac's space level and other high reliability programs.

The Company's products are marketed throughout the United States and in Western Europe. Approximately 9% of the sales for fiscal year 1996 (11% in 1995) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's area sales manager in Bremen, Germany. Domestic sales are made both by the Company's sales personnel and by independent manufacturers' representatives.

The United States Government, through sales to the Department of Defense ("DOD") and NASA, is the single largest customer for the Company's products. Sales to the United States Government, both directly and as a subcontract supplier to various DOD and NASA general contractors, accounted for approximately 64% of the Company's fiscal net sales in 1996 compared to 72% in
1995.   During 1996, approximately 30.5% of the Company's sales were to two major customers. Major customers accounted for 21.3% of the Company's sales for 1995.

At November 30, 1996, the Company had a backlog of unfilled orders totaling approximately $7,808,000 compared to approximately $8,317,000 at November 30, 1995. Of the November 30, 1996 backlog, approximately 66% is related to orders from the DOD and NASA or its general contractors. The Company expects to complete and ship most of its November 30, 1996 backlog during fiscal 1997.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the State of Delaware. Present control succeeded in 1974, and the stock is publicly held by approximately 635 shareholders.

At November 30, 1996, the Company had 166 full-time employees (compared to 169 at November 30, 1995), of which 23 were executive and managerial employees, 26 were engineers and quality-control personnel, 26 were clerical and administrative employees, and 71 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote by the Company's shareholders during the quarter ended November 30, 1996.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

No prices have been presented since there is no established public trading market for the Company's common stock.

On November 30, 1996, there were approximately 635 shareholders of record of the Company's common stock.

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

Accounts receivable, net increased by approximately $376,000 during 1996, primarily due to increased sales. Days sales in receivables were approximately 57 days in 1996 compared to 64 days in 1995.

The Company currently has no lines of credit due to the adequate liquidity available from its current operations. The Company, as of November 30, 1996, has approximately $304,000 invested in short-term Certificates of Deposit and United States Treasury Bills compared to $508,000 on November 30, 1995.

The Company's management believes it will meet its 1997 capital requirements through existing cash and short-term investments, internally generated funds, and the renewal of the line of credit if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1996.

Results of Operations 1996 vs 1995

Sales in 1996 were approximately $14,399,000, an increase of 25.7% compared to 1995 sales.

Cost of sales, as a percentage of net sales, was 72.2% in 1996 compared to 71.3% in 1995. The increase is due to increased material costs as a result of the change in product mix. Research and development expense totaled $240,000 in 1996 compared to $341,000 in 1995. Most of the research and development expense was concentrated on DC-DC Converter and Solid State Power Controller development and development of the new 2N2222 and 2N2907 small signal transistors and certain process improvements.

Selling, general, and administrative expenses increased approximately $160,000 due primarily to the addition of Area Sales Managers. This action was taken to improve the Company's field sales activities and increase market penetration. Selling, general, and administrative expenses were 19.1% of net sales in 1996 compared to 23% in 1995.

Earnings before taxes for fiscal 1996 were approximately $1,261,000, or 8.8% of net sales, compared to $725,000, or 6.3% of net sales in fiscal 1995.

Net earnings were approximately $832,000, or $.23 per share, in 1996 versus 1995 net earnings of $443,000, or $.12 per share.

The Company's backlog at the end of 1996 was approximately $7,808,000 compared to approximately $8,317,000 at November 30, 1995. The backlog decreased due to
(1) the Company beginning to ship on major contracts received in 1995, and (2) reduced requirements from a major customer.

Item 7.  Financial Statements

The financial statements listed below appear on pages 6 through 12 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.


       Page No.
       --------
          5               Report of Independent Public Accountants

          6               Balance Sheets as of
                          November 30, 1996 and 1995

          7               Statements of Income for the years ended
                          November 30, 1996 and 1995

          8 Statements of Shareholders' Equity for the years ended November 30, 1996 and 1995

          9               Statements of Cash Flows for the years ended
                          November 30, 1996 and 1995

       10 - 12            Notes to Financial Statements for the years ended
                          November 30, 1996 and 1995

         17               Signatures

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                       ARTHUR ANDERSEN LLP


Dallas, Texas
   January 2, 1997

                           MICROPAC INDUSTRIES, INC.


                                 BALANCE SHEETS

                        AS OF NOVEMBER 30, 1996 AND 1995
                (Dollars in thousands except per share amounts)


                               ASSETS                             1996        1995
                               ------                           --------    --------
CURRENT ASSETS:
   Cash                                                          $  --      $   213
   Short-term investments                                            304        508
   Receivables, net of allowance for doubtful accounts
       of $70 in 1996 and $107 in 1995                             2,373      1,997
   Inventories, net:
       Raw materials and supplies                                  2,136      1,551
       Work-in-process                                             1,635      1,182
                                                                 -------    -------

                 Total inventories                                 3,771      2,733

   Deferred income taxes                                             325        243
   Prepaid expenses and other current assets                          36         29
                                                                 -------    -------

                 Total current assets                              6,809      5,723

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                               80         80
   Buildings                                                         498        498
   Facility improvements                                             695        649
   Machinery and equipment                                         4,178      4,006
   Furniture and fixtures                                            319        245
                                                                 -------    -------

                 Total property, plant and equipment               5,770      5,478

   Less- Accumulated depreciation                                 (4,514)    (4,298)
                                                                 -------    -------
   Net property, plant and equipment                               1,256      1,180
                                                                 -------    -------

                 Total assets                                    $ 8,065    $ 6,903
                                                                 =======    =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                            -------

CURRENT LIABILITIES:
   Accounts payable                                              $ 1,263    $   866
   Accrued payroll                                                   286        298
   Accrued professional fees                                          72         95
   Income tax payable                                                220        110
   Other accrued liabilities                                         173        291
                                                                 -------    -------

                 Total current liabilities                         2,014      1,660
                                                                 -------    -------

DEFERRED INCOME TAXES                                                151        175

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, authorized 10,000,000 shares,
       3,627,151 outstanding at November 30, 1996 and 1995           363        363
   Paid-in capital                                                   885        885
   Retained earnings                                               4,652      3,820
                                                                 -------    -------

                 Total shareholders' equity                        5,900      5,068
                                                                 -------    -------

                 Total liabilities and shareholders' equity      $ 8,065    $ 6,903
                                                                 =======    =======

   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995
                (Dollars in thousands except per share amounts)



                                                                     1996           1995
                                                                  -----------    -----------
NET SALES                                                         $    14,399    $    11,445

COSTS AND EXPENSES:
   Cost of sales                                                       10,400          8,158
   Selling, general and administrative expenses                         2,751          2,591
   Interest income                                                        (13)           (29)
                                                                  -----------    -----------

                 Total costs and expenses                              13,138         10,720
                                                                  -----------    -----------

   Income before income taxes                                           1,261            725

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                535            271
   Deferred                                                              (106)            11
                                                                  -----------    -----------

                 Total provision for current and deferred taxes           429            282
                                                                  -----------    -----------

   Net income                                                     $       832    $       443
                                                                  ===========    ===========

EARNINGS PER SHARE                                                $       .23    $       .12
                                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                   3,627,151      3,627,151
                                                                  ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995
                             (Dollars in thousands)



                                                       Common     Paid-in     Retained
                                                       Stock      Capital     Earnings     Total
                                                     ---------   ---------   ---------   ---------
BALANCE, November 30, 1994                           $     363   $     885   $   3,377   $   4,625

   Net income                                             --          --           443         443
                                                     ---------   ---------   ---------   ---------

BALANCE, November 30, 1995                                 363         885       3,820       5,068

   Net income                                             --          --           832         832
                                                     ---------   ---------   ---------   ---------

BALANCE, November 30, 1996                           $     363   $     885   $   4,652   $   5,900
                                                     =========   =========   =========   =========





   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995
                             (Dollars in thousands)

                                                                         1996       1995
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   832    $   443
   Adjustments to reconcile net income to
       net cash provided by operating activities-
          Depreciation and amortization                                    216        190
          Changes in certain current assets and current liabilities:
             Increase in receivables, net                                 (376)      (645)
             Increase in inventories, net                               (1,038)      (582)
             Increase in prepaid expenses and other current assets          (7)        (2)
             Decrease in income tax receivable                            --            3
             Increase in accounts payable and accrued liabilities          354        592
          Changes in deferred income taxes                                (106)        11
                                                                       -------    -------

                 Total adjustments                                        (957)      (433)
                                                                       -------    -------

                 Net cash (used in) provided by operating activities      (125)        10
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in short-term investments                                       204        294
   Additions to property, plant and equipment, net                        (292)      (355)
                                                                       -------    -------

                 Net cash used in investing activities                     (88)       (61)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                      --         --
                                                                       -------    -------

NET DECREASE IN CASH                                                      (213)       (51)
                                                                       -------    -------

CASH AND CASH EQUIVALENTS, beginning of year                               213        264
                                                                       -------    -------

CASH AND CASH EQUIVALENTS, end of year                                 $  --      $   213
                                                                       =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest                                              $  --      $  --
                                                                       =======    =======
   Cash paid for income taxes, net of refunds received                 $   301    $   105
                                                                       =======    =======


   The accompanying notes are an integral part of these financial statements.

                           MICROPAC INDUSTRIES, INC.


                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition -
      Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments -
      During 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting requirements for investments in equity and debt securities. The effect of adopting SFAS No. 115 was not significant. The short-term investments are classified as available-for- sale securities and are reported at their approximate fair value as of November 30, 1996 and 1995.

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

Property, Plant and Equipment -
      Property, plant and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

              Buildings                                          15
              Facility improvements                            8-15
              Furniture and fixtures                            5-8
              Machinery and equipment                          5-10

Earnings Per Share -
       Earnings per share are computed based upon the weighted average number of shares outstanding during the year.

Use of Estimates-
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  NOTES PAYABLE TO BANKS:

       None

3.  RELATED PARTIES:

The Company leases a building from the Company's President; such lease expires on December 31, 1999, at which time it is expected to be renewed under similar terms and conditions. Amounts paid under this lease were approximately $33,000 in 1996 and $32,000 in 1995.

4.  LEASE COMMITMENTS:

Rent expense for the years ended November 30, 1996 and 1995, was approximately $39,000 and $36,000, respectively.

Future minimum lease payments under noncancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

                 1997                                     $33,000
                 1998                                      33,000
                 1999                                      33,000
                 2000                                       3,000

5.  EMPLOYEE BENEFITS:

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $119,000 in 1996 and $99,000 in 1995. Employees become vested at 20% after 3 years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post-retirement benefits to its employees.

6.  INCOME TAXES:

The Company accounts for its income taxes according to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). The income tax provision consisted of the following for the years ended November 30, 1996 and 1995:

                                                      1996         1995
                                                 ---------    ---------
                 Current Provision:

                     Federal                     $ 447,000    $ 228,000
                     State                          88,000       43,000
                                                 ---------    ---------

                                                   535,000      271,000

                 Deferred Provision (Benefit):

                     Federal                      (106,000)      11,000
                                                 ---------    ---------

                              Total              $ 429,000    $ 282,000
                                                 =========    =========

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                 1996         1995
                                                               ---------    ---------
         Tax at 34% statutory rate                             $ 428,000    $ 247,000
         State income taxes, net of federal benefit               58,000       28,000
         Other                                                   (57,000)       7,000
                                                               ---------    ---------

                 Income tax provision                          $ 429,000    $ 282,000
                                                               =========    =========

The components and changes in deferred tax assets and liabilities were as follows:

                                                                     Deferred
                                                                    (Provision)
                                                  November 30, 1995   Benefit    November 30, 1996
                                                  ----------------- ------------ -----------------
         Current Deferred Tax Assets

             Allowance for doubtful accounts         $     39,000   $    (13,000)   $     26,000
             Inventory                                     95,000        109,000         204,000
             Accrued liabilities and other                109,000        (14,000)         95,000
                                                     ------------   ------------    ------------

                 Net current deferred tax            $    243,000   $     82,000    $    325,000
                                                     ============   ============    ============

         Noncurrent Deferred Tax Liabilities

             Depreciation and other                  $    175,000         24,000    $    151,000
                                                     ------------   ------------    ------------

             Net noncurrent deferred tax             $    175,000                   $    151,000
                                                     ============                   ============

         Deferred tax benefit                                       $    106,000
                                                                    ============

7.  SIGNIFICANT CUSTOMER INFORMATION:

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States Government. Sales directly to the United States Government or primary contractors accounted for 64% of total sales in 1996 and 72% of total sales in 1995. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1996, approximately 30.5% of the Company's sales were to two major customers. These customers accounted for 19.8% and 10.7%, respectively, of the Company's sales for 1996. During 1995, approximately 21.3% of the Company's sales were to two major customers. These customers accounted for 10.8% and 10.5%, respectively, of the Company's sales for 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 9. Directors & Executive Officers Of The Registrant

The following table contains information regarding the Company's directors who are currently serving one-year terms:

                                               Position(s)
Name                            Age          With the Company            Director Since
----                            ---          ----------------            --------------
Nicholas Nadolsky                63          Chairman of the             May 1974
                                             Board, Chief Executive
                                             Officer and Director

H. Kent Hearn                    61          Director                    February 1983

William J. Holt                  75          Director                    February 1983

James K. Murphey                 54          Director                    March 1990

NICHOLAS NADOLSKY has served as Chairman of the Board and Chief Executive Officer of the Company since 1974.

H. KENT HEARN is employed as a stockbroker by Milkie Ferguson. Mr. Hearn was formerly employed as a stockbroker by Harris Securities.

WILLIAM J. HOLT is a private investor and former President of CIM Systems, Inc., a technical consulting firm in Dallas, Texas. Mr. Holt resigned effective November 18, 1996.

JAMES K. MURPHEY is an attorney with the firm of Secore and Walker, L.L.P. in Dallas, Texas. Prior to November 1996, Mr. Murphey was an attorney with Glast, Phillips & Murray, P.C. in Dallas, and prior to May of 1993 Mr. Murphey was in private practice of law in Dallas, Texas, and a member of the law firm McCauley, Macdonald, Love & Devin.

The Board of Directors held four meetings during the year ended November 30, 1996.

The Board of Directors functions as a committee as a whole, and therefore does not have separate audit, nominating or compensation committees.

The following table contains information regarding the Company's executive officers:

                                                 Position(s)                 Date of
Name                            Age           With the Company              Employment
----                            ---           ----------------            --------------
Nicholas Nadolsky               63            Chairman of the Board       May 1974
                                              Chief Executive Officer

Connie Wood                     57            Vice President              February 1969

None of the individuals named in the table other than Nicholas Nadolsky holds any position with the Company pursuant to any contractual or other special arrangement. There are no family relationships between any of the Company's executive officers. Prior to September 20, 1996, Richard T. Schlueter had been employed as Vice President and had been with the Company since October 1973. Mr. Schlueter joined the Company as Marketing Manager and was elected a Vice President. Although Mr. Schlueter retired from the Company, he is still available on a consulting basis, as needed.

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

Item 10. Executive Compensation:

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 1996, Mr. Nadolsky received no reimbursement under the Plan.

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

During the fiscal year ended November 30, 1996, the Company made contributions to the Plan for Mr. Nadolsky in the amount of $9,069 and $5,748 for Mrs. Wood.

The following table shows all cash compensation paid to, or accrued and vested for, the account of Mr. Nicholas Nadolsky, Chairman of the Board and Chief Executive Officer, and Connie Wood, Vice President.

    Name                      Capacities in        Salaries and    Insurance and
of Individual                 Which Served        Director Fees      401(k) Plan
--------------                ------------        -------------      -----------
Nicholas Nadolsky (1) (2)     Chairman of the
                              Board/CEO              $301,924         $  9,069

Connie Wood                   Vice President          102,427            6,901

All Directors and
Officers as a group
(Six persons)(2)(3)                                  $494,574          $23,272

(1) In accordance with the terms of the employment agreement, the Company paid Mr. Nadolsky a salary of $299,924 during the fiscal year ended 1996.

(2) Directors receive a fee of $500 for each board meeting they attend. Directors' fees paid in fiscal 1996 are included in the foregoing table. Four board meetings were held in the 1996 fiscal year.

(3) Included in wages paid to all directors and officers is the salary and insurance payments for Richard Schlueter. Mr. Schlueter formally retired from the company on September 20, 1996.

Item 11. Security Ownership Of Certain Beneficial Owners & Management

The following table shows the number and percentage of shares of the Company's
common stock beneficially owned as of November 30, 1996:   (a) by each person
known by the Company to own 5% or more of the outstanding common stock, (b) by each director, and (c) by all officers and directors as a group.

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

(3)     A director of the Company.  Nicholas Nadolsky, H. Kent Hearn, and James
        K. Murphey are existing directors of the Company and each have been nominated for re-election at the annual shareholders meeting to be held February 18, 1996. William J. Holt, a director for many years, has submitted his resignation effective November 18, 1996. Heinz-Werner Hempel, majority shareholder of the Company, will be nominated as a replacement for William J. Holt.

Item 12. Certain Relationships And Related Transactions

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. Effective January 1, 1995, the Company elected to extend the term of this lease for a five-year period. The renewal option allows for an increase based on changes in the consumer price index using 1994 as a base year. The rental paid to Mr. Nadolsky pursuant to this lease was approximately $33,000 for the fiscal year ended November 30, 1996.

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

The shares owned by Mr. Nadolsky and Mr. Hempel constitute 82.7% of the Company's stock as of November 30, 1996.

Item 13. Exhibits And Reports On Form 8-K

(a)    The following financial statements of the Company are included in Item
       7.

               Report of Independent Public Accountants

               Balance Sheets as of November 30, 1996 and 1995.

               Statements of Income for the years ended November 30, 1996 and 1995.

               Statements of Shareholders' Equity for the years ended November 30, 1996 and 1995.

               Statements of Cash Flows for the years ended November 30, 1996 and 1995.

               Notes to Financial Statements for the years ended November 30, 1996 and 1995.

(b) The Company did not file any current reports on Form 8-K during the quarter ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICROPAC INDUSTRIES, INC.



                                        By:   /S/ Nicholas Nadolsky
                                              ------------------------------
                                              Nicholas Nadolsky, President
                                              and Chairman of the Board
                                              (Principal Executive Officer)



                                        By:   /S/ Dave E. Hendon
                                              ------------------------------
                                              Dave Hendon, Controller and
                                              Principal Accounting Officer




Dated: January 21, 1997
       ---------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 7, 1997.



/S/ Nicholas Nadolsky                             /S/ H. Kent Hearn
----------------------------                      ----------------------------
Nicholas Nadolsky, Director                       H. Kent Hearn, Director





/S/ James K. Murphey
----------------------------
James K. Murphey, Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
