Form 10QSB
period 1997-03-01
MICROPAC INDUSTRIES INC
filed 1997-04-14
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended March 1, 1997

              For the Transition Period from          to
                                             --------    --------
                         Commission File Number 0-5109


                           MICROPAC INDUSTRIES, INC.


                 Delaware                                     75-1225149
         -------------------------                     -------------------------
         (State of Incorporation)                           (IRS Employer
                                                          Identification No.)

         905 E. Walnut, Garland, Texas                         75040
-----------------------------------------------        -------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's Telephone Number, including Area Code           (972) 272-3571
                                                       -------------------------

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

At November 30, 1996, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                  FORM 10-QSB

                                 MARCH 1, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   Condensed Statements of Income for the three months
                        ended March 1, 1997 and February 24, 1996
                   Condensed Balance Sheets
                   Condensed Statements of Cash Flows
                   Notes to Condensed Financial Statements

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


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                 Statement of Income
                                               for the quarters ended
                                              3/01/97         2/24/96
                                            ------------    ------------
Sales, Net of Returns & Allowances          $  3,415,230    $  2,765,264

Cost of Goods Sold                            (2,518,199)     (2,284,583)
                                            ------------    ------------

    Gross Margin                                 897,030         480,681

Selling, General & Administrative Expense       (639,196)       (630,987)
                                            ------------    ------------

    Pre-Tax Income                               257,834        (150,306)

Provision for Income Taxes                       (87,665)         51,104
                                            ------------    ------------

    Net Income                              $    170,169         (99,202)
                                            ============    ============
Net Income Per Share                        $        .05    $       (.03)

Dividends per Share                                 --              --

Weighted Average Number of Shares              3,627,151       3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            3/01/97        11/30/96
                                                                       ------------    ------------
    Cash                                                               $     18,829    $          0
    Short term investments                                                  304,250         304,250
    Receivables, net of allowance for doubtful accounts
      approximately $76,291 on March 1, 1997
            and $70,291 on November 30, 1996                              2,313,183       2,372,387
    Inventories:
         Raw materials                                                    1,771,398       2,135,951
         Work-in process                                                  1,845,623       1,634,940
    Prepaid expenses and other current assets                                 3,009          35,735
    Deferred income tax                                                     325,951         325,951
                                                                       ------------    ------------

                          Total current assets                            6,582,242       6,809,215

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                                     80,000          80,000
    Buildings                                                               497,924         497,924
    Facility improvements                                                   694,705         694,705
    Machinery and equipment                                               4,177,383       4,178,198
    Furniture and fixtures                                                  325,164         319,122
                                                                       ------------    ------------

                          Total property, plant, and equipment            5,775,176       5,769,949

         Less accumulated depreciation                                   (4,571,428)     (4,514,106)
                                                                       ------------    ------------

    Net property, plant and equipment                                     1,203,747       1,255,843
                                                                       ------------    ------------

                          Total assets                                 $  7,785,989    $  8,065,058
                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        971,600       1,261,553
    Accrued payroll                                                         305,565         286,528
    Accrued professional fees                                                55,654          71,712
    Other accrued liabilities                                                59,704         174,631
    Income taxes payable                                                    172,844         220,179
                                                                       ------------    ------------

                          Total current liabilities                       1,565,367       2,014,603

DEFERRED INCOME TAXES                                                       150,948         150,948

SHAREHOLDERS' EQUITY
    Common stock ($.10 par value) 10,000,000                                362,715         362,715
        authorized, 3,627,151 outstanding)
    Paid-in capital                                                         885,540         885,540
    Retained earnings                                                     4,821,419       4,651,252
                                                                       ------------    ------------

                          Total shareholder's equity                      6,069,674       5,899,507

                          Total liabilities and shareholders' equity   $  7,785,989    $  8,065,058
                                                                       ============    ============


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                    3/01/97       2/24/96
                                                       ----------    -----------
    Net Income                                         $  170,167    $  (99,202)
    Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                 57,323        50,936
         Changes in current assets and liabilities:
             Accounts receivable                           59,204       170,287
             Inventories                                  153,870      (193,709)
             Prepaid expenses & other current assets       32,726        32,954
             Income taxes                                 (47,335)     (175,567)
             Accounts payable                            (289,953)      175,366
             Payroll & withholdings                        19,037       (56,474)
             Accrued liabilities                         (130,985)      (87,608)
             Deferred income taxes                           -             -
                                                       ==========    ==========

         Net cash from operating activities                24,055      (183,016)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment         (5,227)      (63,614)
                                                       ----------    ----------
         Net cash from investing activities                (5,227)      (63,614)

Net increase (decrease) in cash                            18,829      (246,330)

Cash at beginning of period                               304,250       721,099
                                                       ----------    ----------

Cash at end of period                                  $  323,079    $  474,769
                                                       ==========    ==========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
ITEM 2        MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


1. Sales and profits for the first quarter ended March 1, 1997 increased approximately $650,000 and $408,000 respectively compared to the first
         quarter 1996.   Improved revenues in the first quarter 1997 versus
         1996 are attributable to a strong beginning backlog with current quarter ship date requirements, combined with new orders also shippable in the first quarter.

2. Cost of sales for the first quarter increased approximately $234,000 compared to the first quarter 1996, based on higher sales volume. As a percentage of net sales, cost of sales for the first quarter 1997 was 73.7% versus 82.7% for the first quarter 1996. The improved ratio is attributed to changes in product mix and stable overhead costs.

3.       Selling, general and administrative expenses increased approximately
         $8,000 for the first quarter over the same period in 1996.   As a
         percent of revenues, SG&A was 18.7% of revenues for the first quarter 1997 compared to 22.8% for the same period in 1996.

4 Net income per share for the first quarter 1997 was approximately $.04 versus a loss of ($.03) per share for the same quarter in 1996. Improved results are attributed to increased sales and stable operating cost.

5. New orders for the first quarter 1997 totaled approximately $2,410,000 compared to $3,301,000 for the same period in 1996.

6. Backlog on March 1, 1997 was approximately $6,816,000 compared to $8,845,000 for the period ended February 24, 1996. The backlog reflects a good mix of the Company's products, and shipments are estimated to be made within the next twelve (12) months.

7. Raw material inventories decreased approximately ($365,000) since November 30, 1996 with the decrease related primarily to : (1) purchase of raw materials by a customer for inventories purchased specifically for a custom product, and (2) releases of materials to the line for upcoming shipments in the immediate future. Work-in process inventories increased approximately $211,000 to support contract delivery requirements.

8.       Net receivables increased approximately $487,000 when comparing first
         quarter 1997 to 1996.   The increase is attributed to increased sales
         for the current year.   Days sales have increased from approximately
         58 days for the same period 1996 to 61 days as of March 1, 1997.

9. Capital expenditures for the first quarter have been minimal and were related to continued implementation of the materials management software module which deals with improved controls for the purchasing of raw materials by the Company.

10. Total assets decreased approximately ($279,000) since fiscal year ended November 30, 1996. The decrease is attributed primarily to the reduction of raw materials inventories as previously mentioned in item #7 above.

         Liabilities decreased for the quarter due to reductions of accounts payable and accrued liabilities pertaining to payment of 1996 fourth quarter federal income taxes.

         Shareholders' equity increased approximately $170,000 for the first quarter 1997, an average of approximately $.04 per share.

11. Cash and cash equivalents increased approximately $19,000 for the first quarter. Cash of approximately $24,000 was generated through changes from operating activities and was offset by ($5,000) used for capital expenditures.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.          CHANGES IN SECURITIES

                 None

ITEM 3.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 On February 18, 1997, the Company held its annual Shareholder's meeting at which time directors were elected to serve until the next annual meeting of Shareholders to be held in February 1998.

ITEM 4.          OTHER INFORMATION

                 None

ITEM 5.          EXHIBITS AND REPORTS ON FORM 8-K

                 Exhibit 27 - Financial Data Schedule

                 (9) Changes in Control of Registrant - On August 30, 1991, the Company entered into a Proxy Agreement with Heinz-Wener Hempel, a citizen of West Germany. The Proxy Agreement was adopted to permit the Company to gain facility security clearance from the Department of Defense. In 1993, the Company terminated its Department of Defense facility security clearance due to lack of classified contracts from the Government. On January 10, 1997, Mr. Hempel notified the Company that he was revoking and terminating the Proxy Agreement.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                           MICROPAC INDUSTRIES, INC.




         4/4/97                                          /s/ NICHOLAS NADOLSKY
--------------------------                             -------------------------
Date                                                        Nicholas Nadolsky
                                                       Chairman of the Board/CEO


         4/4/97                                            /s/ DAVE HENDON
--------------------------                             -------------------------
Date                                                          Dave Hendon
                                                              Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             Financial Data Schedule