Form 10QSB
period 1997-05-31
MICROPAC INDUSTRIES INC
filed 1997-07-11
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 31, 1997

              For the Transition Period from_________ to _________
                         Commission File Number 0-5109


                           MICROPAC INDUSTRIES, INC.


             Delaware                                     75-1225149
--------------------------------------        ---------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

   905 E. Walnut, Garland, Texas                           75040
--------------------------------------             ---------------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, including Area Code    (972) 272-3571
                                                   ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X                                             No
      ------                                                ------

At November 30, 1996, there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                           MICROPAC INDUSTRIES, INC.

                                  FORM 10-QSB

                                  MAY 31, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               Condensed Statements of Income for the three
                                    months and six months ended May 31, 1997
                                    and May 25, 1996
                               Condensed Balance Sheets
                               Condensed Statements of Cash Flows
                               Notes to Condensed Financial Statements

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


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                        Statement of Income               Statement of Income
                                                       for three months ended                 Year-to-date
                                                     5/31/97          5/25/96           5/31/97        5/25/96
                                                     -------          -------           -------        -------
Sales, Net of Returns & Allowances                 $3,795,493       $4,181,005        $7,210,723      $6,946,268


Cost of Goods Sold                                 (2,772,694)      (2,860,194)       (5,290,894)     (5,144,776)
                                                   ----------       ----------        ----------      ----------


    Gross Margin                                    1,022,799        1,320,811         1,919,829       1,801,492

Selling, General & Administrative Expense            (672,987)        (713,614)       (1,312,183)     (1,344,600)
                                                   ----------       ----------        ----------      ----------
Pre-Tax Income                                        349,812          607,197           607,646         456,891

Provision for Income Taxes                           (118,936)        (206,444)         (206,601)       (155,349)
                                                   ----------       ----------        ----------      ----------

    Net Income                                     $  230,876       $  400,753        $  401,045      $   01,542
                                                   ==========       ==========        ==========      ==========

Net Income Per Share                               $      .06       $      .11        $      .11      $      .08

Dividends per Share                                        --               --                --              --

Weighted Average Number of Shares                   3,627,151        3,627,151         3,627,151       3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
                                BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS                                                                                5/31/97          11/30/96
                                                                                              -------          --------

     Cash                                                                                  $  117,679        $        0
     Short term investments                                                                   304,114           304,250
     Receivables, net of allowance for doubtful accounts
       approximately $82,264 on May 31, 1997
             and $70,291 on November 30, 1996                                               2,359,721         2,372,387
     Inventories:
         Raw materials                                                                      1,679,812         2,135,951
         Work-in process                                                                    1,395,131         1,634,940
     Prepaid expenses and other current assets                                                 (5,359)           35,735
     Deferred income tax                                                                      325,951           325,951
                                                                                           ----------        ----------

                       Total current assets                                                 6,177,019         6,809,215

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                                      80,000            80,000
     Buildings                                                                                497,924           497,924
     Facility improvements                                                                    694,705           694,705
     Machinery and equipment                                                                4,244,293         4,178,198
     Furniture and fixtures                                                                   332,423           319,122
                                                                                           ----------        ----------

                       Total property, plant, and equipment                                 5,849,344         5,769,949

         Less accumulated depreciation                                                     (4,625,894)       (4,514,106)
                                                                                           ----------        ----------

     Net property, plant and equipment                                                      1,223,450         1,255,843
                                                                                           ----------        ----------

                       Total assets                                                        $7,400,469        $8,065,058
                                                                                           ==========        ==========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         327,855         1,261,553
     Accrued payroll                                                                          295,473           286,528
     Accrued professional fees                                                                 58,608            71,712
     Other accrued liabilities                                                                180,318           174,631
     Income taxes payable                                                                      86.719           220,179
                                                                                           ----------        ----------

                       Total current liabilities                                              948,971         2,014,603

DEFERRED INCOME TAXES                                                                         150,948           150,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                                                 362,715           362,715
         authorized, 3,627,151 outstanding)
     Paid-in capital                                                                          885,540           885,540
     Retained earnings                                                                      5,052,295         4,651,252
                                                                                           ----------        ----------

                       Total shareholders' equity                                           6,300,550         5,899,507
                                                                                           ----------        ----------

                       Total liabilities and shareholders' equity                          $7,400,469        $8,065,058
                                                                                           ==========        ==========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOW
                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                       5/31/97           5/26/96
                                                                                           --------          --------
     Net Income                                                                            $401,043          $301,541
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                                                  111,788           103,795
         Changes in current assets and liabilities:
             Accounts receivable                                                             12,666          (376,681)
             Inventories                                                                    695,948          (387,748)
             Prepaid expenses & other current assets                                         41,094             8,987
             Income taxes                                                                  (133,460)           30,877
             Accounts payable                                                              (933,699)          174,274
             Payroll & withholdings                                                           8,945           (30,782)
             Accrued liabilities                                                             (7,417)          (59,234)
                                                                                           --------          --------

         Net cash from operating activities                                                 196,908          (252,946)
                                                                                           ========          ========

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                                             (79,396)         (133,654)
                                                                                           --------          --------
         Net cash from investing activities                                                 (79,396)         (133,654)

Net increase (decrease) in cash                                                             117,512          (386,600)

Cash at beginning of period                                                                 304,250           721,099
                                                                                           --------          --------

Cash at end of period                                                                      $421,763          $334,499
                                                                                           ========          ========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                          MICROPAC INDUSTRIES, INC.
ITEM 2       MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


1. Sales for the second quarter ended May 31, 1997 were approximately ($386,000) below sales for the comparable quarter in 1996. Startup delays for certain custom product orders and lower than anticipated orders for some of the Company's standard products combined to reduce sales for the quarter. Year-to-date 1997 sales have increased $264,000 compared to the first six months in 1996.

2. Cost of sales for the second quarter totaled approximately 73.1% of related sales compared to 68.4 % for the same quarter in 1996. Cost of sales year-to-date 1997 totaled 73.3% of related sales compared to 74.1% for the first half of fiscal 1996. Changes in product mix and increased investments in new product development accounted for the increase in the second quarter 1997 versus the second quarter 1996.

3. Selling, general and administrative expenses for the second quarter are approximately ($21,000) below the second quarter of 1996 and ($32,000) below the first six months of last year. As a percent of revenues, SG&A was 18.2% of revenues for the second quarter and year-to-date 1997, compared to 17.1% for the second quarter and 19.4% year-to-date for 1996.

4. Net income per share for the second quarter and year-to-date 1997 was approximately $.06 per share and $.11 per share respectively, compared to $.11 and $.08 per share for the same quarter and year-to-date in 1996. Improved results are attributed to increased sales and stable operating cost.

5. New orders for the second quarter and year-to-date 1997 totaled approximately $3,600,000 and $6,010,000 respectively compared to $4,258,000 and $7,559,000 for the comparable periods in 1996. Lower demand for the Company's product for Space programs, combined with reduced requirements for custom products for one of the Company's major industrial customers resulted in decreased orders in the first half of 1997, compared to 1996.

6. Backlog on May 31, 1997 totaled approximately $6,564,000 compared to $8,945,000 for the period ended May 26, 1996. The backlog reflects a good mix of the Company's products, and shipments are estimated to be made within the next twelve (12) months.

7. Raw material inventories decreased approximately ($456,000) since November 30, 1996 with the decrease related primarily to : (1) purchase of raw materials by a customer for inventories purchased specifically for a custom product, and (2) releases of materials to the line for shipments in the immediate future. Work-in process inventories decreased approximately ($240,000) as the Company began to ship new products with long cycle production times.

8. Net receivables have decreased approximately ($13,000) since November 30, 1996. Day's sales as of May 31, 1997 are approximately 56 days compared to 53 days at May 25, 1996.

9. Total assets decreased approximately ($665,000) since fiscal year ended November 30, 1996. The decrease is attributed primarily to the reduction of raw materials inventories as previously mentioned in item #7 above.

         Liabilities decreased due to reductions in vendor accounts payable liabilities and accrued liabilities pertaining to payment of 1996 fourth quarter federal income taxes.

         Shareholders' equity at May 31, 1997 was $6,300,500 an increase of approximately $401,000 for the first six months 1997.

10. Cash and cash equivalents increased approximately $118,000 since November 30, 1996. Cash of approximately $197,000 was generated through operating activities and was offset by ($79,000) used for capital expenditures.

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

                           MICROPAC INDUSTRIES, INC.


July 3, 1997                                          /s/ Nicholas Nadolsky
------------                                          -------------------------
Date                                                  Nicholas Nadolsky
                                                      Chairman of the Board/CEO


July 3, 1997                                          /s/ Dave Hendon
------------                                          -------------------------
Date                                                  Dave Hendon
                                                      Controller

                               INDEX TO EXHIBITS



Exhibit
  No.                          Item
-------                        ----
  27                       Financial Data Schedule.