Form 10QSB
period 1997-08-30
MICROPAC INDUSTRIES INC
filed 1997-09-30
CIK 65759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended August 30, 1997

              For the Transition Period from_________ to _________
                         Commission File Number 0-5109


                           MICROPAC INDUSTRIES, INC.

         Delaware                                                               75-1225149
   (State of Incorporation)                                         (IRS Employer Identification No.)

         905 E. Walnut, Garland, Texas                                             75040
(Address of Principal Executive Office)                                          (Zip Code)

Registrant's Telephone Number, including Area Code                             (972) 272-3571


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

                           MICROPAC INDUSTRIES, INC.

                                  FORM 10-QSB

                                AUGUST 30, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Condensed Statements of Income for the three months and
                          nine months ended August 30, 1997 and August 24, 1996
                        Condensed Balance Sheets
                        Condensed Statements of Cash Flows
                        Notes to Condensed Financial Statements

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


SIGNATURES

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                                   Statement of Income             Statement of Income
                                                                 for three months ended               Year-To-Date
                                                                 8/30/97         8/24/96         8/30/97         8/24/96
                                                               ------------    ------------    ------------    ------------
Sales, Net of Returns & Allowances                             $  3,785,685    $  3,492,174    $ 10,996,408    $ 10,438,442

Cost of Goods Sold                                               (2,714,718)     (2,422,795)     (8,006,612)     (7,567,572)
                                                               ------------    ------------    ------------    ------------

    Gross Margin                                                  1,069,967       1,069,378       2,989,796       2,870,870

Selling, General & Administrative Expense                          (630,530)       (646,431      (1,942,713)     (1,991,030)
                                                               ------------    ------------    ------------    ------------


    Pre-Tax Income                                                  439,437         422,948       1,047,083         879,839

Provision for Income Taxes                                         (149,407)       (143,802)       (356,008)       (299,145)
                                                               ------------    ------------    ------------    ------------


    Net Income                                                 $    290,030    $    279,146    $    691,075    $    580,694
                                                               ============    ============    ============    ============

Net Income Per Share                                           $        .08    $        .07    $        .19    $        .16

Dividends per Share                                                      --              --              --              --

Weighted Average Number of Shares                                 3,627,151       3,627,151       3,627,151       3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                                   8/30/97       11/30/96
                                                                               -----------    -----------
     Cash                                                                      $   423,707    $         0
     Short term investments                                                      1,137,727        304,250
     Receivables, net of allowance for doubtful accounts
       approximately $88,264 on August 30, 1997
             and $70,291 on November 30, 1996                                    2,100,070      2,372,387
     Inventories:
         Raw materials                                                           1,394,229      2,135,951
         Work-in process                                                         1,200,180      1,634,940
     Prepaid expenses and other current assets                                      (9,636)        35,735
     Deferred income tax                                                           325,951        325,951
                                                                               -----------    -----------

                                  Total current assets                           6,572,230      6,809,215

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                           80,000         80,000
     Buildings                                                                     497,924        497,924
     Facility improvements                                                         709,068        694,705
     Machinery and equipment                                                     4,284,362      4,178,198
     Furniture and fixtures                                                        347,033        319,122
                                                                               -----------    -----------

                                  Total property, plant, and equipment           5,918,387      5,769,949

         Less accumulated depreciation                                          (4,678,563)    (4,514,106)
                                                                               -----------    -----------

     Net property, plant and equipment                                           1,239,824      1,255,843
                                                                               -----------    -----------

                                  Total assets                                 $ 7,812,054    $ 8,065,058
                                                                               ===========    ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              404,654      1,261,553
     Accrued payroll                                                               354,260        286,528
     Accrued professional fees                                                      64,173         71,712
     Other accrued liabilities                                                     166,313        174,631
     Income taxes payable                                                           81,127        220,179
                                                                               -----------    -----------

                                  Total current liabilities                      1,070,528      2,014,603

DEFERRED INCOME TAXES                                                              150,948        150,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                                      362,715        362,715
         authorized, 3,627,151 outstanding)
     Paid-in capital                                                               885,540        885,540
     Retained earnings                                                           5,342,323      4,651,252
                                                                               -----------    -----------

                                  Total shareholders' equity                     6,590,578      5,899,507
                                                                               -----------    -----------

                                  Total liabilities and shareholders' equity   $ 7,812,054    $ 8,065,058
                                                                               ===========    ===========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                      8/30/97        8/24/96
                                                                       -----------    -----------
     Net Income                                                        $   691,072    $   580,687
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                                 164,457        158,161
         Changes in current assets and liabilities:
             Accounts receivable                                           272,317       (187,395)
             Inventories                                                 1,176,481     (1,038,467)
             Prepaid expenses & other current assets                        45,371        (13,305)
             Income taxes                                                 (139,051)        18,679
             Accounts payable                                             (856,900)       412,846
             Payroll & withholdings                                         67,732        (10,573)
             Accrued liabilities                                           (15,857)      (139,928)
                                                                       -----------    -----------

         Net cash from operating activities                              1,405,622       (219,295)
                                                                       ===========    ===========


CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                           (148,438)      (194,211)
                                                                       -----------    -----------
         Net cash from investing activities                               (148,438)      (194,211)

Net increase (decrease) in cash                                          1,257,184       (413,507)

Cash at beginning of period                                                304,250        721,099
                                                                       -----------    -----------

Cash at end of period                                                  $ 1,561,434    $   307,592
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

                           MICROPAC INDUSTRIES, INC.
ITEM 2        MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


1. Sales for the third quarter ended August 30, 1997 totaled $3,786,000 and were approximately $294,000 above sales for the comparable quarter in 1996. The increase in sales for the third quarter is associated primarily with increased bookings for the same period. Year-to-date sales for 1997 total $10,996,000, an increase of $558,000 or 5% compared to the comparable nine months in 1996. Increased sales for the first nine months are attributed to increased shipments on developmental contracts received in 1996, combined with new orders received in the current period with accelerated delivery schedules.

2. Cost of sales for the third quarter totaled approximately $2,715,000 or 71.7% of related sales compared to $2,423,000 or 69.4 % for the same quarter in 1996. Cost of sales year-to-date 1997 totaled $8,006,000 or 72.8% of related sales compared to $7,568,000 or 72.5%
         for the same nine months of fiscal 1996.

3. Selling, general and administrative expenses for the third quarter 1997 and 1996 totaled $631,000 and $646,000 respectively. a decrease of approximately ($16,000). Due to the increase in sales for the comparable quarters, selling, general and administrative expenses represent 16.7% of sales for the third quarter 1997 versus 18.5% for the comparable quarter in 1996. Year-to-date selling, general and administrative expenses total $1,943,000 for 1997 compared to $1,991,000 for the same nine month period in 1996. As a percent of sales, selling, general and administrative expenses total 17.7% year-to-date 1997 versus 19.1% in 1996.

4. Net income per share for the third quarter and year-to-date 1997 are approximately $.08 per share and $.19 per share respectively, compared to $.07 and $.16 per share for the same quarter and year-to-date in 1996. Improved results are attributed to increased sales and stable operating and administrative cost.

5. New orders for the third quarter 1997 totaled approximately $3,585,000 compared to $3,347,000 in 1996. Year-to-date new orders total $9,595,000 compared to $10,906,000 for the comparable nine months in 1996. Reduced orders from the Company's distribution network for certain standard components and decreased requirements for custom products supplied to space programs, due to timing differences, are the primary reasons for the decrease in new orders.

6. Backlog on August 30, 1997 totaled approximately $6,349,000 compared to $7,809,000 for the period ended November 30, 1996. The decrease in backlog is attributed to increased shipment of product discussed in paragraph 1 above, combined with decreased new orders for the nine month period ended August 30, 1997, as discussed in paragraph 5. The backlog reflects a good mix of the Company's products, and shipments are estimated to be made within the next twelve (12) months.

7. Raw material inventories decreased approximately ($742,000) since November 30, 1996 with the decrease related primarily to : (1) purchase of raw materials by a customer for inventories purchased specifically for a custom product, and (2) releases of materials to the line for shipments in the immediate future. Work-in process inventories decreased approximately ($435,000) as the Company began to ship new products with long cycle production times.

8. Net receivables decreased approximately ($272,000) since November 30, 1996. Days' sales as of August 30 1997 are approximately 50 days compared to 54 days as of November 30, 1996.

9. Total assets decreased approximately ($254,000) since fiscal year ended November 30, 1996. The decrease is attributed primarily to current assets with reductions in raw materials, work-in-process and accounts receivable being offset by increased cash.

         Liabilities decreased ($944,000) due primarily to reductions of vendor accounts payable and accrued liabilities pertaining to income taxes.

         Shareholders' equity at August 30, 1997 was $6,590,578 an increase of approximately $691,000 for the first nine months 1997.

10. Cash from all aspects increased approximately $1,257,000 since November 30, 1996. Cash derived from Net Income for the nine month period ending August 30, 1997 totaled approximately $691,000. Cash was also generated through other operating activities and totaled an additional $715,000. The primary changes in cash from other operating activities dealt with decreased inventories and accounts receivable. The influx of other cash was offset partially by reductions in the Company's accounts payable and income taxes. Net cash from operating activities increased by $1,406,000. Approximately $148,000 was used for investing in equipment and machinery to improve productivity for the Company.





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

                  Exhibit 27 - Financial Data Schedule.




SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                           MICROPAC INDUSTRIES, INC.

September 30, 1997                                  /s/ NICHOLAS NADOLSKY
------------------                                  -------------------------
Date                                                    Nicholas Nadolsky
                                                    Chairman of the Board/CEO

September 30, 1997                                  /s/ DAVE HENDON
------------------                                  -------------------------
Date                                                        Dave Hendon
                                                            Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule