Form 10KSB
period 1997-11-30
MICROPAC INDUSTRIES INC
filed 1998-01-23
CIK 65759

                     U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)
      (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 1997

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
GARLAND, TEXAS                                         (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

      Title of each class              Name of each exchange on which registered

      ------------------------------   -----------------------------------------

      ------------------------------   -----------------------------------------



          Securities to be registered under Section 12 (g) of the Act:

                           COMMON STOCK $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

             Revenues for its most recent fiscal year: $14,722,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business

Micropac Industries, Inc. (the "Company") manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls and computers and medical devices.

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 50% (54.7% in 1996) of the Company's sales for the fiscal year ended November 30, 1997; standard components accounted for approximately 50% of the Company's sales for the fiscal year ended November 30, 1997 (45.3% in 1996).

In 1997, the Company's investment in technology, which was expensed, was approximately $755,000 ($240,000 in 1996). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with Micropac's space level and other high reliability programs.

The Company's products are marketed throughout the United States and in Western Europe. Approximately 10% of the sales for fiscal year 1997 (9% in 1996) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's area sales manager in Bremen, Germany. Domestic sales are made both by the Company's sales personnel and by independent manufacturers' representatives.

The Company's major customers include contractors to the United States government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 67.5% of the Company's fiscal net sales in 1997 compared to 64% in 1996.

During 1997, 25.2% of the Company's sales were to two major customers (14.9% and 10.3%, respectively).

At November 30, 1997, the Company had a backlog of unfilled orders totaling approximately $7,062,000 compared to approximately $7,808,000 at November 30, 1996. Of the November 30, 1997, backlog, approximately 50% of the orders are for defense or space related programs. The Company expects to complete and ship most of its November 30, 1997, backlog during fiscal 1998.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. Present control succeeded in 1974, and the stock is publicly held by approximately 615 shareholders.

At November 30, 1997, the Company had 165 full-time employees (compared to 166 at November 30, 1996), of which 20 were executive and managerial employees, 30 were engineers and quality-control personnel, 24 were clerical and administrative employees, and 91 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date-sensitive systems will recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause our systems to process critical financial and operational information incorrectly. The Company does not estimate that its future expenditures related to the Year 2000 exposure will be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote by the Company's shareholders during the quarter ended November 30, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

On November 30, 1997, there were approximately 615 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock.

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to reinvest any earnings for use in the development of new products and technologies for future growth and in order to remain competitive.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Although the Company has an established line of credit with a banking institution in the amount of $2,000,000 for operating activities, the Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof .

Accounts receivable net, increased by approximately $39,000 during 1997. Days sales in receivables were approximately 56 days in 1997 compared to 57 days in 1996.

The Company, as of November 30, 1997, has approximately $1,543,000 invested in short-term and long-term (one year or less) certificates of deposit, compared to $304,000 on November 30, 1996.

The Company's management believes it will meet its 1998 capital requirements through existing cash and short-term and long-term investments, internally generated funds, and the renewal of the line of credit in 1998 if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1997.

Results of Operations 1997 vs. 1996

Sales in 1997 were approximately $14,722,000, an increase of 2.2% compared to 1996 sales.

Cost of sales, as a percentage of net sales, was 72.9% in 1997 compared to 72.2% in 1996. The increase is due to changes in product mix and increased research and development. Research and development expense totaled $755,000 in 1997 compared to $240,000 in 1996. Most of the research and development expense was concentrated on Solid State Thermostat Controller and Quad Relay development and development of the new 2N2222 and 2N2907 Small Signal Transistors and certain process improvements.

Selling, general, and administrative expenses decreased approximately $130,000 due primarily to reduced travel expenses and decreased staff. Selling, general, and administrative expenses were 17.8% of net sales in 1997 compared to 19.1% in 1996.

Earnings before taxes for fiscal 1997 were approximately $1,405,000, or 9.5% of net sales, compared to $1,260,000, or 8.8% of net sales in fiscal 1996.

Net earnings were approximately $917,000, or $.25 per share, in 1997 versus 1996 net earnings of $832,000, or $.23 per share.

The Company's backlog at the end of 1997 was approximately $7,062,000 compared to approximately $7,808,000 at November 30, 1996. The backlog decreased due to shipments on major contracts received in 1995 and 1996, and new orders not keeping pace with shipments.

Item 7. Financial Statements

The financial statements listed below appear on pages 6 through 9 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.
       --------

           5               Report of Independent Public Accountants

           6               Balance Sheets as of
                           November 30, 1997 and 1996

           7 Statements of Income for the years ended November 30, 1997 and 1996

           8 Statements of Shareholders' Equity for the years ended November 30, 1997 and 1996

           9 Statements of Cash Flows for the years ended November 30, 1997 and 1996

        10 - 13 Notes to Financial Statements for the years ended November 30, 1997 and 1996

          18               Signatures

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.







                                                          ARTHUR ANDERSEN LLP


Dallas, Texas,
    December 31, 1997

                            MICROPAC INDUSTRIES, INC.


                                 BALANCE SHEETS

                        AS OF NOVEMBER 30, 1997 AND 1996
                 (Dollars in thousands except per share amounts)


                                 ASSETS                                                      1997         1996
                                 ------                                                    --------     --------
CURRENT ASSETS:
    Cash and cash equivalents                                                               $   106          -
    Short-term investments                                                                    1,543          304
    Receivables, net of allowance for doubtful accounts
        of $94 in 1997 and $70 in 1996                                                        2,412        2,373
    Inventories, net:
        Raw materials and supplies                                                            1,560        2,136
        Work-in-process                                                                       1,148        1,635
                                                                                            -------      -------

                  Total inventories                                                           2,708        3,771

    Deferred income taxes                                                                       302          325
    Prepaid expenses and other current assets                                                    63           36
                                                                                          ---------    ---------

                  Total current assets                                                        7,134        6,809

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                                         80           80
    Buildings                                                                                   498          498
    Facility improvements                                                                       695          695
    Machinery and equipment                                                                   4,335        4,178
    Furniture and fixtures                                                                      380          319
                                                                                           --------     --------

                  Total property, plant, and equipment                                        5,988        5,770

    Less- Accumulated depreciation                                                           (4,664)      (4,514)
                                                                                            --------     -------

    Net property, plant, and equipment                                                        1,324        1,256
                                                                                            -------      -------

                  Total assets                                                               $8,458       $8,065
                                                                                             ======       ======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                        $   807       $1,263
    Accrued payroll                                                                             342          286
    Accrued professional fees                                                                    65           72
    Income tax payable                                                                          110          220
    Other accrued liabilities                                                                   226          173
                                                                                           --------     --------

                  Total current liabilities                                                   1,550        2,014
                                                                                            -------      -------

DEFERRED INCOME TAXES                                                                            91          151

COMMITMENTS AND CONTINGENCIES (Note 4)                                                         -             -

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares,
        3,627,151 outstanding at November 30, 1997 and 1996                                     363          363
    Paid-in capital                                                                             885          885
    Retained earnings                                                                         5,569        4,652
                                                                                            -------      -------

                  Total shareholders' equity                                                  6,817        5,900
                                                                                            -------      -------

                  Total liabilities and shareholders' equity                                 $8,458       $8,065
                                                                                             ======       ======

   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996
                 (Dollars in thousands except per share amounts)



                                                                                         1997           1996
                                                                                     ------------   ------------


NET SALES                                                                              $   14,722     $   14,399

COSTS AND EXPENSES:
    Cost of sales                                                                          10,736         10,400
    Selling, general, and administrative expenses                                           2,621          2,751
    Interest income                                                                           (40)           (13)
                                                                                     ------------   ------------

                  Total costs and expenses                                                 13,317         13,138
                                                                                     ------------   ------------

    Income before income taxes                                                              1,405          1,261



PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                                                   525            535
    Deferred                                                                                  (37)          (106)
                                                                                     ------------   ------------

                  Total provision for current and deferred taxes                              488            429
                                                                                     ------------   ------------

    Net income                                                                       $        917   $        832
                                                                                     ============   ============

EARNINGS PER SHARE                                                                   $        .25   $        .23
                                                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                                                       3,627,151      3,627,151
                                                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996
                             (Dollars in thousands)



                                                             Common          Paid-in       Retained
                                                              Stock          Capital       Earnings       Total
                                                             ------          -------       --------      -------

BALANCE, November 30, 1995                                     $363             $885         $3,820       $5,068

    Net income for 1996                                         -               -               832          832
                                                             ------          -------       --------      -------

BALANCE, November 30, 1996                                      363              885          4,652        5,900

    Net income for 1997                                         -               -               917          917
                                                             ------          -------       --------      -------

BALANCE, November 30, 1997                                     $363             $885         $5,569       $6,817
                                                             ======          =======       ========      =======


   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996
                             (Dollars in thousands)

                                                                                               1997       1996
                                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                $   917    $   832
    Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
           Depreciation and amortization                                                          150        216
           Deferred tax provision (benefit)                                                       (37)      (106)
           Changes in certain current assets and current liabilities:
              Increase in receivables, net                                                        (39)      (376)
              Decrease (increase) in inventories, net                                           1,063     (1,038)
              Increase in prepaid expenses and other assets                                       (27)        (7)
              (Decrease) increase in accounts payable and accrued liabilities                    (464)       354
                                                                                              -------    -------

                  Total adjustments                                                               646       (957)
                                                                                              -------    -------

                  Net cash provided by (used in) operating activities                           1,563       (125)
                                                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                                          (1,239)       204
    Additions to property, plant, and equipment, net                                             (218)      (292)
                                                                                              -------    -------

                  Net cash used in investing activities                                        (1,457)       (88)
                                                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                                              -          -
                                                                                              -------    -------

NET INCREASE (DECREASE) IN CASH                                                                   106       (213)
                                                                                              -------    -------

CASH AND CASH EQUIVALENTS, beginning of year                                                      -          213
                                                                                              -------    -------

CASH AND CASH EQUIVALENTS, end of year                                                        $   106    $   -
                                                                                              =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                                                    $   -      $   -
                                                                                              =======    =======
    Cash paid for income taxes, net of refunds received                                       $   654    $   301
                                                                                              =======    =======


   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.


                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition-
       Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments-
       Short-term investments include certificates of deposits with original maturities greater than 90 days. These investments are reported at historical cost which approximates fair market value as of November 30, 1997 and 1996.

Inventories-
       Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.

Income Taxes-
       Deferred income taxes are recorded for temporary differences between financial and tax reporting.

Property, Plant, and Equipment-
       Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

            Buildings............................................15
            Facility improvements..............................8-15
            Furniture and fixtures..............................5-8
            Machinery and equipment............................5-10

        During the year ended November 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") -"Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Adoption of this statement did not have a material impact on the Company's financial statements.

Earnings Per Share-
        Earnings per share are computed based upon the weighted average number of shares outstanding during the year.

        The Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") - "Earnings Per Share" in fiscal 1998. SFAS No. 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS NO. 128 simplifies the standards for computing EPS and makes them comparable to international EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Adoption of this statement should have no impact on the Company's fiscal 1998 financial statements.

Use of Estimates-
        The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   NOTES PAYABLE TO BANKS:

The Company entered into a line of credit agreement with a bank which provides a $2 million line of credit. The interest rate is equal to the prime rate, which at November 30, 1997, was 8.5%. The line of credit expires March 31, 1998. As of November 30, 1997, there were no loans outstanding under the line of credit agreement.

3.   RELATED PARTIES:

The Company leases a building from the Company's President; such lease expires on December 31, 1999, at which time it is expected to be renewed under similar terms and conditions. Amounts paid under this lease were approximately $34,000 in 1997 and $33,000 in 1996.

4.   LEASE COMMITMENTS:

Rent expense for the years ended November 30, 1997 and 1996, was approximately $39,000 for both years.

Future minimum lease payments under noncancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

        1998                                             $35,000
        1999                                             $35,000
        2000                                             $ 2,900

5.   EMPLOYEE BENEFITS:

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $139,000 in 1997 and $119,000 in 1996. Employees become vested at 20% after three years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post retirement benefits to its employees.

6.   INCOME TAXES:

The Company accounts for its income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November 30, 1997 and 1996:

                                                  1997             1996
                                                --------         --------
        Current Provision-

            Federal                             $443,000         $447,000
            State                                 82,000           88,000
                                                --------         --------
                                                 525,000          535,000
        Deferred Benefit-

            Federal                              (37,000)        (106,000)
                                                --------         --------
            Total                               $488,000         $429,000
                                                ========         ========

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                  1997             1996
                                                --------         --------
        Tax at 34% statutory rate               $478,000         $428,000
        State income taxes, net of federal
          benefit                                 54,000           58,000
        Other                                    (44,000)         (57,000)
                                                --------         --------
            Income tax provision                $488,000         $429,000
                                                ========         ========

The components and changes in deferred tax assets and liabilities were as follows:

                                                                               Deferred
                                                                              (Provision)
                                                       November 30, 1996        Benefit        November 30, 1997
                                                       -----------------      -----------      -----------------
      Current Deferred Tax Assets-

           Allowance for doubtful accounts                 $  26,000           $  9,000           $  35,000
           Inventory                                         204,000            (56,000)            148,000
           Accrued liabilities and other                      95,000             24,000             119,000
                                                           ---------           --------           ---------
               Net current deferred tax                    $ 325,000                              $ 302,000
                                                           =========                              =========
      Noncurrent Deferred Tax Liabilities-

           Depreciation and other                          $ 151,000             60,000           $  91,000
                                                           ---------           --------           ---------
           Net noncurrent deferred tax                     $ 151,000                              $  91,000
                                                           =========                              =========
      Deferred tax benefit                                                     $ 37,000
                                                                               ========

7.   SIGNIFICANT CUSTOMER INFORMATION:

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to these primary contractors for defense and space related contracts accounted for 67.5% of total sales in 1997 and 64% of total sales in 1996. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1997, approximately 25.2% of the Company's sales were to two major customers. These customers accounted for 14.9% and 10.3%, respectively, of the Company's sales for 1997.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 9. Directors & Executive Officers of The Registrant

The following table contains information regarding the Company's directors who are currently serving one-year terms:

                                       Position(s)
Name                      Age       With the Company             Director Since
----                      ---       ----------------             --------------
Nicholas Nadolsky         64        Chairman of the              May 1974
                                    Board, Chief Executive
                                    Officer and Director

H. Kent Hearn             62        Director                     February 1983


James K. Murphey          54        Director                     March 1990


Heinz Werner-Hempel       69        Director                     February 1996

NICHOLAS NADOLSKY has served as Chairman of the Board and Chief Executive Officer of the Company since 1974.

H. KENT HEARN is employed as a stockbroker by Milkie Ferguson. Mr. Hearn was formerly employed as a stockbroker by Harris Securities.

JAMES K. MURPHEY is an attorney with the firm of Secore & Waller, L.L.P. in Dallas, Texas. Prior to November 1996, Mr. Murphey was an attorney with Glast, Phillips & Murray, P.C. in Dallas and prior to May 1993 Mr. Murphey was in private practice of law in Dallas, Texas, and a member of the law firm McCauley, Macdonald, Love & Devin.

Heinz-Werner Hempel is Chief Operating Officer of Hanseatische Waren Handels-Gesellschaft MBH & CO. KG, Bremen, Germany.

The Board of Directors held 4 meetings during the year ended November 30, 1997.

The Board of Directors functions as a committee as a whole, and therefore does not have a separate audit, nominating or compensation committees.

The following table contains information regarding the Company's executive officers:

                                       Position(s)                   Date of
Name                      Age       With the Company             Director Since
----                      ---       ----------------             --------------
Nicholas Nadolsky         64        Chairman of the Board,       May 1974
                                    Chief Executive Officer

Connie Wood               58        Vice President               February 1969

None of the individuals named in the table other than Nicholas Nadolsky holds any position with the Company pursuant to any contractual or other special arrangement. There are no family relationships between any of the Company's executive officers.

Mr. Nadolsky has been employed as the Chairman of the Board and Chief Executive Officer since May 1974, pursuant to employment agreements which have been periodically amended and renewed. The present agreement provides that if the Company elects to terminate the employment agreement prior to March 1, 1999, for reasons other than Mr. Nadolsky's inability or unwillingness to perform his obligations, the Company is obligated to pay Mr. Nadolsky his salary for eighteen (18) months after the date of termination.

Connie J. Wood joined the Company in February 1969 as Secretary to the President and Manager of Personnel. Mrs. Wood became Product Line Manager for the Company's Optoelectronics Product Line in August 1981 and was promoted to Vice President in August 1984.

Item 10. Executive Compensation

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

During the fiscal year ended November 30, 1997, the Company made contributions to the Plan for Mr. Nadolsky in the amount of $9,500 and to Ms. Wood in the amount of $6,540.


The following table shows all cash compensation paid to, or accrued and vested for, the account of Mr. Nicholas Nadolsky, Chairman of the Board and Chief Executive Officer, and Connie Wood, Vice President.

     Name                   Capacities in                          Insurance and
of Individual               Which Served        Year    Salaries    401(k) Plan
--------------              ------------        ----    --------   -------------
Nicholas Nadolsky (1) (2)   Chairman of the
                            Board/CEO           1997    $305,936   $9,500
                                                1996     299,924    9,069
                                                1995     290,639    9,470

Connie Wood                 Vice President      1997    $109,000   $6,540
                                                1996     102,427    5,748

(1) In accordance with the terms of the employment agreement, the Company paid Mr. Nadolsky a salary of $305,937 during the fiscal year ended 1997.

(2)  Directors receive a fee of $500 for each board meeting they attend.  Four
     (4) board meetings were held in the 1997 fiscal year.



                                       -15

Item 11. Security Ownership of Certain Beneficial Owners & Management

The following table shows the number and percentage of shares of the Company's common stock beneficially owned as of November 30, 1997: (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director, and (c) by all officers and directors as a group.

          Name and Address               Number of Shares
            of Beneficial                  Beneficially            Percent of
                Owner                       Owned (1)              Class (2)
     ---------------------------         ----------------        -------------
     Heinz-Werner Hempel (3)                1,952,577                    53.8%
     Hanseatische Waren-
     Gesellschaft MBH & Co., KG
     AM Wall 127
     28195 Bremen
     Federal Republic of Germany

     Nicholas Nadolsky (3)                  1,048,836                    28.9%
     1322 Briar Hollow
     Garland, Texas  75042

     H. Kent Hearn (3)                          3,500            Less than .1%
     1907 Briar Hollow
     Garland, Texas  75043

     All officers and                       3,010,913                    83.0%
     directors as a group
     (5 persons)

(1) Except as indicated in Item 12, all shares are owned directly, and the Company's management believes that each record owner has sole voting and investment power.

(2) Calculated on the basis of the 3,627,151 outstanding shares. There are no options, warrants or convertible securities outstanding.

(3) A director of the Company. Nicholas Nadolsky, Heinz-Werner Hempel, H. Kent Hearn and James K. Murphey are existing directors of the Company and each has been nominated for re-election at the annual shareholders meeting to be held February 26, 1998.

Item 12. Certain Relationships and Related Transactions

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. Effective January 1, 1995, the Company elected to extend the term of this lease for a five-year period. The renewal option allows for an increase based on changes in the consumer price index using 1994 as a base year. The rental paid to Mr. Nadolsky pursuant to this lease was approximately $34,116.00 for the fiscal year ended November 30, 1997.

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

The shares owned by Mr. Nadolsky and Mr. Hempel constitute 82.7% of the Company's stock as of November 30, 1997.

Item 13. Exhibits and Reports on Form 8-K

(a) The following financial statements of the Company are included in Item 7.

        Report of Independent Public Accountants

        Balance Sheets as of November 30, 1997 and 1996.

        Statements of Income for the years ended November 30, 1997 and 1996.

        Statements of Shareholders' Equity for the years ended November 30, 1997 and 1996.

        Statements of Cash Flows for the years ended November 30, 1997 and 1996.

        Notes to Financial Statements for the years ended November 30, 1997 and 1996.

(b) The Company did not file any current reports on Form 8-K during the quarter ended November 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MICROPAC INDUSTRIES, INC.



                                           By:   /s/ NICHOLAS NADOLSKY
                                                 -----------------------------
                                                 Nicholas Nadolsky, President
                                                 and Chairman of the Board
                                                 (Principal Executive Officer)



                                           By:   /s/ DAVE E. HENDON
                                                 -----------------------------
                                                 Dave Hendon, Controller and
                                                 Principal Accounting Officer




Dated:  __________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on ______________, 1998.


/s/ NICHOLAS NADOLSKY                         /s/ DAVE E. HENDON
--------------------------                    --------------------------
Nicholas Nadolsky, Director                   H. Kent Hearn, Director




                                              /s/ JAMES K. MURPHEY
--------------------------                    --------------------------
                                              James K. Murphey, Director

                               INDEX TO EXHIBITS


Number      Description
------      -----------

  27        Financial Data Schedule