Form 10QSB
period 1998-02-28
MICROPAC INDUSTRIES INC
filed 1998-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 28, 1998


              For the Transition Period from_________ to _________

                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.


       Delaware                                           75-1225149
-----------------------                         -------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

 905 E. Walnut, Garland, Texas                              75040
--------------------------------------                     --------
(Address of Principal Executive Office)                   (Zip Code)

Registrant's Telephone Number, including Area Code       (972) 272-3571
                                                     -----------------------

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

At November 30, 1997, and February 28, 1998 there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

Traditional Small Business Disclosure Format

Yes  X                                                           No
    ---                                                             ---

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 28, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Condensed  Statements  of  Income  for the  three
                            months ended  February 28, 1998 and March 1, 1997
                         Condensed Balance Sheets
                         Condensed Statements of Cash Flows
                         Notes to Condensed Financial Statements

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


SIGNATURES

                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                        Statement of Income
                                                       for the quarters ended
                                                       2/28/98        3/01/97


Sales, Net of Returns & Allowances                   $ 3,267,800    $ 3,415,230

Cost of Goods Sold                                    (2,381,379)    (2,518,199)
                                                     -----------    -----------

    Gross Margin                                         886,421        897,030

Selling, General & Administrative Expense               (622,764)      (639,196)
                                                     -----------    -----------

    Pre-Tax Income                                       263,657        257,834

Provision for Income Taxes                               (91,395)       (87,665)
                                                     -----------    -----------

    Net Income                                       $   172,262    $   170,169
                                                     ===========    ===========
Net Income Per Share                                 $       .04    $       .04

Dividends per Share                                         --             --


Weighted Average Number of Shares                      3,627,151      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS                                                                   2/28/98      11/30/97

     Cash                                                                    $   227,264    $   106,200
     Short term investments                                                    1,608,519      1,542,919
     Receivables, net of allowance for doubtful accounts
       approximately $92,495 on February 28, 1998
             and $94,264 on November 30, 1997                                  1,840,252      2,412,443
     Inventories:
         Raw materials                                                         1,778,842      1,559,788
         Work-in process                                                       1,377,816      1,147,572
     Prepaid expenses and other current assets                                    54,405         63,371
     Deferred income tax                                                         301,951        301,951
                                                                             -----------    -----------
                        Total current assets                                   7,189,048      7,134,245

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                         80,000         80,000
     Buildings                                                                   497,924        497,924
     Facility improvements                                                       692,487        694,705
     Machinery and equipment                                                   4,449,730      4,335,347
     Furniture and fixtures                                                      381,627        379,667
                                                                             -----------    -----------
                        Total property, plant, and equipment                   6,101,768      5,987,643
         Less accumulated depreciation                                        (4,730,474)    (4,663,958)
                                                                             -----------    -----------

     Net property, plant and equipment                                         1,371,294      1,323,686
                                                                             -----------    -----------

                        Total assets                                         $ 8,560,342    $ 8,457,930
                                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            765,509        806,795
     Accrued payroll                                                             345,457        343,500
     Accrued professional fees                                                    53,432         64,552
     Other accrued liabilities                                                   119,518        226,166
     Income taxes payable                                                        198,280        110,137
                                                                             -----------    -----------
                                 Total current liabilities                     1,482,195      1,551,150

DEFERRED INCOME TAXES                                                             89,948         89,948
SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                                    362,715        362,715
         authorized, 3,627,151 outstanding)
     Paid-in capital                                                             885,540        885,540
     Retained earnings                                                         5,739,944      5,568,577
                                                                             -----------    -----------

                                  Total shareholder's equity                   6,988,199      6,816,832

                                 Total liabilities and shareholders'equity   $ 8,560,342    $ 8,457,930
                                                                             ===========    ===========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                         2/28/98        3/01/97

     Net Income                                           $   171,367    $   170,167
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                     66,516         57,323
         Changes in current assets and liabilities:
             Accounts receivable                              572,191         59,204
             Inventories                                     (449,297)       153,870
             Prepaid expenses & other current assets            8,966         32,726
             Income taxes                                      88,143        (47,335)
             Accounts payable                                 (41,286)      (289,953)
             Payroll & withholdings                             1,956         19,037
             Accrued liabilities                             (117,768)      (130,985)
             Deferred income taxes                               --             --
                                                          -----------    -----------

         Net cash from operating activities                   300,788         24,055

CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment           (114,124)        (5,227)
                                                          -----------    -----------
         Net cash from investing activities                  (114,124)        (5,227)

Net increase (decrease) in cash                               186,663         18,829

Cash  and short term investments at beginning of period     1,649,119        304,250
                                                          -----------    -----------

Cash at end of period                                     $ 1,835,783    $   323,079
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

                            MICROPAC INDUSTRIES, INC.
ITEM 2         MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1. Sales totaled $3,267,800 for the first quarter 1998 compared to $3,415,230 for the same quarter in 1997. Sales were down due to lack of new orders with first quarter due dates and orders reschedules from a major customer. Profits for the first quarter 1998 increased slightly to $171,262 compared to $170,169 for the first quarter in 1997.

2. Cost of sales for the first quarter totaled $2,381,379 compared to $2,518,199 for the same period of 1997. As a percent of net sales, cost of goods sold in the first quarter 1998 was 72.7% , compared to 73.7% in the first quarter 1997. Lower materials and labor costs accounted for the improvement in cost of sales. These cost reductions are attributed to changes in product mix for the two comparable periods of 1998 versus 1997.

3. Selling, general and administrative expenses totaled $622,764 for the first quarter 1998 and represents a decrease of ($16,432) compared to $639,196 in the first quarter 1997. The reduction of general and administrative expenses is related to reduced travel cost for the two comparable quarters. As a percent of revenues, SG&A totaled 19.1% of revenues for the first quarter of 1998 versus 18.7% for the same quarter of 1997.

4. Net income per share for the first quarters 1998 and 1997 totaled approximately $.04 per share. The Company has not offered stock incentives to its executive officers or employees and does not have this liability; therefore, the diluted value per share remains at $0.04 per share for both comparable periods.

5. New orders for the first quarter 1998 totaled approximately $1,944,000 compared to $2,410,000 for the same period in 1997.

6. Backlog ending February 28, 1998 totaled $5,813,000 compared to $6,816,000 for the period ended March 1, 1997. The reduction in backlog when comparing the two quarters is related to decreased orders in the first quarter. The current backlog represents a good mix of the Company's product and most of the backlog is scheduled to ship in 1998


7. Raw material and work in process inventories increased approximately $219,000 and $230,000 respectively since November 30, 1997. The inventory increases are attributable to order reschedules from a major customer, and to technical problems on a new product which delayed shipping.

8.           Accounts  receivable  decreased   approximately   ($449,000)  since
             November 30, 1997. The majority of the decrease is related to collection efforts generated by the Company. The Company was able to decrease days of revenue outstanding from 58 days as of November 39, 1997 to 51 days as of February 28, 1998.

9. Capital expenditures for the first quarter totaled $114,000 and was primarily for purchases and upgrade of production and test equipment. The financing for these purchases of capital assets was handled internally with company cash.

10. Total assets increased approximately $102,000 since fiscal year ended November 30, 1997. The increase is attributed primarily to increased cash and cash equivalents and to increased capital assets.

11. Liabilities decreased for the quarter due to reductions of current liabilities. Reduction in accounts payable and accrued liabilities pertained primarily to annual payments for property taxes and out of state franchise taxes. The reduction of payables and accrued liabilities was partially offset by increased accrual for current year first quarter tax liability.

12. Shareholders' equity increased approximately $171,000 for the first quarter 1998, an average of approximately $.04 per share. The increase was comparable to first quarter results in 1997.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

                  The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

                  None

ITEM 3,           DEFAULTS UPON SERIOR SECURTIES
                  ------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
                  -------------------------------------------------

                  On February 26, 1998, the Company held its annual Shareholders meeting at which time directors Nicholas Nadolsky, H. Kent Hearn, Heinz-Werner Hempel and James K. Murphey were re-elected to serve until the next annual meeting of Shareholders to be held in February 1999.

ITEM 5.           OTHER INFORMATION
                  -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  None

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.


April 3, 1998                                      /s/ Nicholas Nadolsky
-------------------------                          -------------------------
Date                                                      Nicholas Nadolsky
                                                   Chairman of the Board/CEO


April 3, 1998                                      /s/ Dave Hendon
-------------------------                          -------------------------
Date                                                       Dave Hendon
                                                           Controller