Form 10QSB
period 1998-05-30
MICROPAC INDUSTRIES INC
filed 1998-06-30
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 30, 1998

              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




       Delaware                                           75-1225149
-----------------------                        ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                             75040
(Address of Principal Executive Office)                   (Zip Code)

Registrant's Telephone Number, including Area Code        (972) 272-3571
                                                          --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X                                                No
   --------------                                            -----------


At November 30, 1997 and May 30, 1998, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 30, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             Condensed  Statements  of  Income  for the  three
                                  months and six months ended May 30, 1998 and May 31, 1997
                             Condensed Balance Sheets
                             Condensed Statements of Cash Flows
                             Notes to Condensed Financial Statements

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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                 Statement of Income          Statement of Income
                                               for three months ended            Year-to-date
                                               5/30/98        5/31/97        5/30/98       5/31/97
                                               -------        -------        -------       -------

Sales, Net of Returns & Allowances          $ 2,836,104    $ 3,795,493    $ 6,103,904    $ 7,210,723

Cost of Goods Sold                           (2,193,830)    (2,772,694)    (4,575,209)    (5,290,894)
                                            -----------    -----------    -----------    -----------

    Gross Margin                                642,274      1,022,799      1,528,695      1,919,829

Selling, General & Administrative Expense      (543,217)      (672,987)    (1,165,981)    (1,312,183)
                                            -----------    -----------    -----------    -----------

    Pre-Tax Income                               99,057        349.812        362,714        607,646

Provision for Income Taxes                      (35,554)      (118,936)      (126,949)      (206,601)
                                            -----------    -----------    -----------    -----------

    Net Income                              $    63,503    $   230,876    $   235,765    $   401,045
                                            ===========    ===========    ===========    ===========

Net Income Per Share                        $       .02    $       .06    $       .06    $       .11

Dividends per Share                                --             --             --             --


Weighted Average Number of Shares             3,627,151      3,627,151      3,627,151      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                      5/30/98      11/30/97       5/31/97     11/30/96
                                                                    -------      --------       -------     --------


     Cash                                                      $     52,810    $  106,200    $  117,649   $        0
     Short term investments                                       1,565,258     1,542,919       304,114      304,250
     Receivables, net of allowance for doubtful accounts of       1,688,143     2,412,443     2,359,721    2,372,387
     $95,495 on May 30, 1998 and $82,264 on May 31, 1997

     Inventories:
         Raw materials                                            1,961,953     1,559,788     1,679,812    2,135,951
         Work-in process                                          1,249,526     1,147,572     1,395,131    1,634,940
     Prepaid expenses and other current assets                       65,404        63,371       (5,359)       35,735
     Deferred income tax                                            301,951       301,951       325,951      325,951
                                                                    -------       -------       -------      -------

                    Total current assets                          6,885,046     7,134,245     6,177,019    6,809,215

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                            80,000        80,000        80,000       80,000
     Buildings                                                      497,924       497,924       497,924      497,924
     Facility improvements                                          692,487       694,705       694,705      694,705
     Machinery and equipment                                      4,458,816     4,335,347     4,244,293    4,178,198
     Furniture and fixtures                                         381,627       379,667       332,423      319,122
                                                                    -------       -------       -------      -------

                    Total property, plant, and equipment          6,110,854     5,987,643     5,849,344    5,769,949


         Less accumulated depreciation                          (4,791,166)   (4,663,958)   (4,625,894)  (4,514,106)
                                                                ----------   -----------    ----------   ----------

     Net property, plant and equipment                            1,319,687     1,323,686     1,223,450    1,255,843
                                                                  ---------     ---------     ---------    ---------

                    Total assets                                 $8,204,734    $8,457,930    $7,400,469    8,065,058
                                                                 ==========    ==========    ==========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $480,919      $806,795      $327,855   $1,261,553
     Accrued payroll                                                326,578       343,500       295,473      286,528
     Accrued professional fees                                       62,053        64,552        58,608       71,712
     Other accrued liabilities                                       82,701       226,166       180,318      174,631
     Income taxes payable                                           109,949       110,137        86,719      220,179
                                                                    -------       -------        ------      -------

                    Total current liabilities                     1,062,200     1,551,150       948,971    2,014,603

DEFERRED INCOME TAXES                                                89,948        89,948       150,948      150,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                       362,715       362,715       362,715      362,715
       authorized, 3,627,151 outstanding)
     Paid-in capital                                                885,540       885,540       885,540      885,540
     Retained earnings                                            5,804,330     5,568,577     5,052,295    4,651,252
                                                                  ---------     ---------     ---------    ---------

                    Total shareholders' equity                    7,052,585     6,816,832     6,300,550    5,899,507
                                                                  ---------     ---------     ---------    ---------

                    Total liabilities and shareholders' equity   $8,204,734    $8,457,930    $7,400,469   $8,065,058
                                                                 ==========    ==========    ==========   ==========




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                     5/30/98       5/31/97
                                                          -------       -------

     Net Income                                       $   235,753   $   401,043
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                127,209       111,788
         Changes in current assets and liabilities:
             Accounts receivable                          724,300        12,666
             Inventories                                 (504,119)      695,948
             Prepaid expenses & other current assets       (2,033)       41,094
             Income taxes                                    (187)     (133,460)
             Accounts payable                            (325,876)     (933,699)
             Payroll & withholdings                       (16,922)        8,945
             Accrued liabilities                         (145,965)       (7,417)
                                                      -----------   -----------

         Net cash from operating activities                92,159       196,908
                                                      ===========   ===========


CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment       (123,210)      (79,396)
                                                      -----------   -----------
         Net cash from investing activities              (123,210)      (79,396)

Net increase (decrease) in cash                           (31,051)      117,512

Cash at beginning of period                             1,649,119       304,250
                                                      -----------   -----------

Cash at end of period                                 $ 1,618,068   $   421,763
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

                            MICROPAC INDUSTRIES, INC.
ITEM 2         MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


1. Sales for the second quarter and year to date 1998 totaled $2,836,000 and $6,104,000 respectively which are ($959,000) are below the second quarter of 1997 and ($1,107,000) below sales for the first half of the prior year. Sales were down for the comparable periods due to order reschedules from a major customer and due to reduced requirements for some of the Company's standard products.

2. Cost of sales for the second quarter totaled approximately 77.3% of related sales compared to 73.1 % for the same quarter in 1997. Cost of sales overheads, as a percentage of net sales, increased due to staffing of production and support personnel to meet anticipated revenues which the company has not achieved. Personnel adjustments were made late in the second quarter to match estimated production requirements for the following quarters. Cost of sales year-to-date 1998 totaled 75.0% of related sales compared to 73.4% for the first half of fiscal 1997. Changes in product mix combined with a stable manufacturing overhead base were the primary reasons for the increased cost of sales percentage for the first six months of 1998 versus 1997.

3. Selling, general and administrative expenses for the comparable quarters of 1998 and 1997 totaled approximately 19.2% and 17.7% respectively. The increase in percentage is attributed to decreased sales for the comparable quarters in 1998 versus 1997. Actual dollars expensed for selling, general and administrative expenses of 1998 decreased approximately ($130,000) compared to cost for the same quarter in 1997. Items affecting the decrease were interest income from short and long term investments, reduced corporate travel , reduced commission expenses due to lower sales volume and decreased outside selling expenses. Year-to-date 1998, SG&A totaled 19.1% of revenues compared to 18.2% for the same six month period of 1997. Total SG&A expenses for the comparable six month periods were ($146,000) less in 1998 versus 1997 for the same reasons as indicated for the reductions in cost for the second quarter comparison variances.

4. Income per share for the second quarter and year-to-date 1998 was approximately $.02 and $.06 per share respectively, compared to $.06 and $.11 per share for the same quarter and year-to-date in 1997. Reduced sales for the comparable periods combined with constant manufacturing overhead expenses were the primary factors in reduced profits for the quarter and year-to-date.

5. New orders for the second quarter 1998 totaled $5,025,000 bringing year-to-date orders to $6,954,000. New orders for the comparable second quarter and year to date for 1997 were $3,600,000 and $6,010,000 respectively. Although new orders for the second quarter and year to date exceed 1997 results, many are custom orders and will not impact revenues until late fourth quarter of fiscal 1998.

6. Backlog totaled approximately $7,974,000 as of May 30, 1998 compared to $6,564,000 for the period ended May 31, 1997. The backlog reflects a good mix of the Company's products, and shipments of a significant amount of the backlog are estimated to be made within the next twelve (12) months.

7. Raw material inventories increased approximately $402,000 since November 30, 1997 due primarily to product being brought in house to support increased shipments to one of the Company's primary customers. The down turn in the Asian economy has impacted requirements for our customer's products which has resulted in the reschedules of orders until later in 1998. Work-in process inventories have increased approximately $102,000 with the major increases in some of the Company's standard optoelectronic products.

8. Net accounts receivable decreased ($724,000) since November 30, 1997. The reduction of accounts receivable is due to decreased sales for the six month period ended May 30, 1998. Day's sales as of May 30, 1998 are approximately 53 days compared to 58 days at November 30, 1997.

9. Total assets, year to date, decreased approximately ($253,000) since fiscal year ended November 30, 1997. The majority of the decrease was in current assets. Accounts receivable and cash and cash equivalents reduced approximately ($724,000) and ($31,000) respectively while raw materials and work in process inventories increased $504,000. Refer to items 1and 7 for details.

     Liabilities, year to date, decreased approximately ($489,000) due primarily to reductions of accounts payable liabilities and accrued liabilities of approximately ($326,000) and ($143,000) respectively. The accrued liabilities reduction pertained primarily to franchise tax and property tax payments.

     Shareholders' equity at May 30, 1998 totaled $7,053,000 and represented an increase of approximately $236,000 for the first six months 1998.

10. Cash and cash equivalents have remained reasonably stable for this six month period. As of May 30, 1998 cash and cash equivalents totaled $1,618,000 compared to $1,649,000 as of November 30, 1997. The Company's financial position remains strong enabling the Company to finance on-going operating costs as well as new product development activities for growth.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

                  The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

                  None

ITEM 3.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
                  -------------------------------------------------

                  None

ITEM 4.           OTHER INFORMATION
                  -----------------

                  None

ITEM 5.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  None




SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.


6-22-98                                            /s/  Nicholas Nadolsky
-------                                            --------------------------
Date                                                    Nicholas Nadolsky
                                                   Chairman of the Board/CEO


6-22-98                                            /s/  Dave Hendon
-------                                            --------------------------
Date                                                    Dave Hendon
                                                        Controller