Form 10QSB
period 1998-08-29
MICROPAC INDUSTRIES INC
filed 1998-10-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0.


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 29, 1998

              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




        Delaware                                        75-1225149
 ------------------------                     ---------------------------------
 (State of Incorporation)                     (IRS Employer Identification No.)

 905 E. Walnut, Garland, Texas                          75040
                                                        -----------------------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's Telephone Number, including Area Code      (972) 272-3571
                                                        -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X                                              No
    -----------                                            -----------


At November 30, 1997 and August 29, 1998, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 August 29, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               Condensed  Statements  of  Income  for the  three
                                 months and six months ended August 29, 1998 and August 30, 1997
                               Condensed Balance Sheets
                               Condensed Statements of Cash Flows
                               Notes to Condensed Financial Statements

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


SIGNATURES




                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                             Statement of Income            Statement of Income
                                                            for three months ended             Year-to-date
                                                          8/29/98         8/30/97         8/29/98         8/30/97
                                                       ------------    ------------    ------------    ------------

Sales, Net of Returns & Allowances                     $  2,874,529    $  3,785,685    $  8,978,433    $ 10,996,408

Cost of Goods Sold                                       (2,187,333)     (2,714,718)     (6,762,542)     (8,006,612)
                                                       ------------    ------------    ------------    ------------

    Gross Margin                                            687,196       1,069,967       2,215,891       2,989,796

Selling, General & Administrative Expense                  (551,802)       (630,530)     (1,717,783)     (1,942,713)
                                                       ------------    ------------    ------------    ------------

    Pre-Tax Income                                          135,394         439,437         498,108       1,047,083

Provision for Income Taxes                                  (47,400)       (149,407)       (174,349)       (356,008)
                                                       ------------    ------------    ------------    ------------



    Net Income                                         $     87,994    $    290,030    $    323,759    $    691,075
                                                       ============    ============    ============    ============

Net Income Per Share                                   $        .02    $        .08    $        .09    $        .19


Dividends per Share                                            --              --              --              --


Weighted Average Number of Shares                         3,627,151       3,627,151       3,627,151       3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                      8/29/98      11/30/97       8/30/97     11/30/96
                                                               ------------    ----------    ----------   ----------

     Cash                                                      $    273,225    $  106,200    $  423,707   $        0
     Investments less than one year                               1,796,359     1,542,919     1,137,727      304,250
     Receivables, net of allowance for doubtful accounts of       1,586,432     2,412,443     2,100,070    2,372,387
     $57,088 on August 29, `98 and $88,264 on August 30, `97

     Inventories:
         Raw materials                                            1,858,774     1,559,788     1,394,229    2,135,951
         Work-in process                                          1,122,147     1,147,572     1,200,180    1,634,940
     Prepaid expenses and other current assets                       90,802        63,371       (9,636)       35,735
     Deferred income tax                                            301,951       301,951       325,951      325,951
                                                                    -------       -------       -------      -------

                   Total current assets                           7,029,689     7,134,245     6,572,230    6,809,215

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                            80,000        80,000        80,000       80,000
     Buildings                                                      497,924       497,924       497,924      497,924
     Facility improvements                                          692,487       694,705       709,068      694,705
     Machinery and equipment                                      4,463,840     4,335,347     4,284,362    4,178,198
     Furniture and fixtures                                         392,994       379,667       347,033      319,122
                                                                    -------       -------       -------      -------

                   Total property, plant, and equipment           6,127,244     5,987,643     5,918,387    5,769,949


         Less accumulated depreciation                          (4,851,282)   (4,663,958)   (4,678,563)  (4,514,106)
                                                               ------------  ------------   -----------   ---------

     Net property, plant and equipment                            1,275,963     1,323,686     1,239,824    1,255,843
                                                                  ---------     ---------     ---------    ---------

                   Total assets                                  $8,305,652    $8,457,930    $7,812,054    8,065,058
                                                                 ==========    ==========    ==========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $391,719      $806,795      $404,654   $1,261,553
     Accrued payroll                                                372,667       343,500       354,260      286,528
     Accrued professional fees                                       71,330        64,552        64,173       71,712
     Other accrued liabilities                                       82,059       226,166       166,313      174,631
     Income taxes payable                                           157,337       110,137        81,127      220,179
                                                                    -------       -------        ------      -------

                   Total current liabilities                      1,075,113     1,551,150     1,070,528    2,014,603

DEFERRED INCOME TAXES                                                89,948        89,948       150,948      150,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                       362,715       362,715       362,715      362,715
       authorized, 3,627,151 outstanding)
     Paid-in capital                                                885,540       885,540       885,540      885,540
     Retained earnings                                            5,892,336     5,568,577     5,342,323    4,651,252
                                                                  ---------     ---------     ---------    ---------

                   Total shareholders' equity                     7,140,591     6,816,832     6,590,578    5,899,507
                                                                  ---------     ---------     ---------    ---------

                   Total liabilities and shareholders' equity    $8,305,652    $8,457,930    $7,812,054   $8,065,058
                                                                 ==========    ==========    ==========   ==========




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                    8/29/98        8/30/97
                                                       -----------    -----------

     Net Income                                        $   323,759    $   691,072
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                 187,324        164,457
         Changes in current assets and liabilities:
             Accounts receivable                           826,011        272,317
             Inventories                                  (273,560)     1,176,481
             Prepaid expenses & other current assets       (27,431)        45,371
             Income taxes                                   47,201       (139,051)
             Accounts payable                             (415,076)      (856,900)
             Payroll & withholdings                         29,167         67,732
             Accrued liabilities                          (137,329)       (15,857)
                                                       -----------    -----------

         Net cash from operating activities                560,066      1,405,622
                                                       ===========    ===========


CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment        (139,601)      (148,438)
                                                       -----------    -----------
         Net cash from investing activities               (139,601)      (148,438)

Net increase (decrease) in cash                            420,465      1,257,184

Cash at beginning of period                              1,649,119        304,250
                                                       -----------    -----------

Cash at end of period                                  $ 2,069,584    $ 1,561,434
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

                            MICROPAC INDUSTRIES, INC.
ITEM 2           MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


1. Sales for the third quarter and year to date 1998 totaled $2,874,529 and $8,978,433 respectively and represent decreases of ($911,156) compared to the third quarter of 1997 and ($2,017,975) compared to the first nine months of fiscal 1997. Sales were down for the comparable quarters and year to date due to order reschedules from a major customer, brought about by the turndown of the Asian economy, and due to reduced requirements for some of the Company's standard products.

2.   Cost of sales for the third quarter  totaled 76.1% of net sales compared to
     71.7 % for the same quarter in 1997. Cost of sales increased for the quarter primarily due to increased manufacturing overheads as a percentage of net sales. Year to date 1998 cost of sales total 75.3% of net sales compared to 72.8% for the first nine months of 1997. Changes in product mix combined with reduced sales for the current periods caused the increase in cost of sales expenses as a percentage of net sales for the comparable periods of 1997. Manufacturing overhead expenses are being addressed through personnel reductions and controls of other indirect fixed expenses.

3. Selling, general and administrative expenses for the comparable quarters of 1998 and 1997 totaled approximately 19.2% and 16.6% respectively. The increased percentage for the third quarter is attributed to decreased sales for the comparable quarters of 1998 versus 1997. Actual dollars expensed for the quarter were approximately ($79,000) less in 1998 versus 1997. The reduction for the quarter is related to interest income generated from company investments and a reduction in travel expenses for corporate personnel. Year-to-date 1998, SG&A totaled 19.1% of revenues compared to 17.7% for the same nine month period of 1997. Selling, general and administrative dollars expensed for the comparable periods were ($152,000) less in 1998 versus 1997. Interest income and lower travel expense resulted in the lower cost for the comparable periods.

4. Income per share for the third quarter and year-to-date 1998 was approximately $.02 and $.08 per share respectively, compared to $.09 and $.19 per share for the same periods in 1997. Reduced sales for the comparable periods, combined with constant manufacturing overhead expenses were the primary factors in reduced profits for the third quarter and year-to-date.

5. Third quarter and year to date new orders totaled $1,450,000 and $8,404,000 compared to $3,585,000 and $9,595,000 for the same respective periods of 1997. Lack of new orders for the quarter and year to date are attributed to reduced requirements from one of the Company's major customers which has been impacted by the Asian economy and due to reduced bookings for some of the Company's standard products. The Government's "Commercial Off The Shelf" program may be affecting some of the military bookings, but the Company continues to believe that there is a need for the high reliability testing required for many of the products the Company supplies.

6. Backlog total on August 29, 1998 was approximately $6,486,000 compared to $6,349,000 for the quarter ended August 29, 1997. The backlog reflects a higher percentage of space, aerospace and military products compared to the prior year. Shipments of a significant amount of the backlog are estimated to be made within the next twelve (12) months.


7. Raw material inventories increased approximately $299,000 from November 30, 1997 due to: (1) product being brought in the first quarter 1998 to support shipments to a primary customer which has since detained shipments due to the Asian economy, and (2) product being brought in for a major contract which has a long cycle time and is not shippable until November or December. Work in process has decreased approximately ($25,000) since November 30, 1997.

8. Net accounts receivable has decreased ($826,000) since November 30, 1997. The reduction is due to decreased sales. Day's sales for the third quarter of 1998 average approximately 48 days.

9. Assets, year to date, decreased approximately ($152,000) since fiscal year ended November 30, 1997. The majority of the decrease was in current assets. Accounts receivable decreased approximately ($826,000) while inventories and cash and cash equivalents increased $274, 000 and $420,000 respectively.

     Liabilities, year to date through period nine have decreased approximately ($476,000). The reduction was due primarily to reductions of accounts payable and accrued liabilities. A strong positive cash flow allowed for the reduction of accounts payable and accrued liabilities and the strengthening of the Company's financial ratios.

     Shareholders'   equity  through  period  nine  1998  total  $7,141,000  and represents an increase of approximately $324,000 for the first nine months 1998.

10. Cash and cash equivalents have increased for the nine month period to $2,070,000 compared to $1,649,000 as of November 30, 1997. The Company's financial position remains strong enabling the Company to finance on-going operating costs as well as new product development activities for growth through its own cash reserves.

11. Year 2000 compliance is scheduled to be completed by March 1, 1999. The re-programming of internally generated programs has been completed. External software packages for accounting have been updated while the updated software for payroll has been acquired and will be installed October 1998. Testing has been done on all software issues except for payroll which has not been installed at this time. Hardware issues are being addressed by purchasing new PC's or updating the existing PC's with the necessary hardware updates. Currently the Company is approximately 70% complete on hardware issues. All hardware issues including file server update should be completed by January 31, 1999. The Company is requesting its major suppliers provide the status of their compliance to the year 2000 problem and determine the effect it might have on their ability to provide on going service and products.

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

                            MICROPAC INDUSTRIES, INC.


10-5-98                                          /s/  Nicholas Nadolsky
Date                                             -------------------------------
                                                      Nicholas Nadolsky
                                                      Chairman of the Board/CEO


10-05-98                                        /s/   Dave Hendon
Date                                            --------------------------------
                                                      Dave Hendon
                                                      Controller