Form 10KSB
period 1998-11-30
MICROPAC INDUSTRIES INC
filed 1999-01-21
CIK 65759

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)
      (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 1998

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
GARLAND, TEXAS                                                   (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

       Title of each class             Name of each exchange on which registered

       -------------------------       -----------------------------------------

       -------------------------       -----------------------------------------




          Securities to be registered under Section 12 (g) of the Act:

                           COMMON STOCK $.10 par value
                           ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

              Revenues for its most recent fiscal year: $11,556,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business
----------------

Micropac Industries, Inc. (the "Company") manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls and computers and medical devices.

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 50% of the Company's sales for the fiscal years ended November 30, 1998 and 1997; standard components accounted for approximately 50% of the Company's sales for the fiscal years ended November 30, 1998 and 1997.

In 1998, the Company's investment in technology, which was expensed, was approximately $713,000 ($755,000 in 1997). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with Micropac's space level and other high reliability programs.

The Company's products are marketed throughout the United States and in Western Europe. Approximately 10% of the sales for fiscal year 1998 (10% in 1997) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. Domestic sales are made both by the Company's sales personnel and by independent manufacturers' representatives.

The  Company's  major  customers  include   contractors  to  the  United  States
government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 80% of the Company's fiscal net sales in 1998 compared to 67.5% in 1997.

During 1998, no customer accounted for more than 10% of the Company's sales. In 1997 two customers accounted for 14.9% and 10.3%, respectively of the Company's total sales.

At November 30, 1998, the Company had a backlog of unfilled orders totaling approximately $5,212,000 compared to approximately $7,062,000 at November 30, 1997. Of the November 30, 1998, backlog, approximately 88% of the orders are for defense or space related programs. The Company expects to complete and ship most of its November 30, 1998 backlog during fiscal 1999.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. Present control succeeded in 1974, and the stock is publicly held by 608 shareholders as of November 30, 1998.

At November 30, 1998, the Company had 128 full-time employees (compared to 165 at November 30, 1997), of which 28 were executive and managerial employees, 29 were engineers and quality-control personnel, 21 were clerical and administrative employees, and 50 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date-sensitive systems will recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause our systems to process critical financial and operational information incorrectly. The Company has assessed the impact of the Year 2000 Issue on its reporting and operations systems and has instituted corrective actions to correct the possible problems. The Company has updated its commercial software to be Y2K compliant, reprogrammed internally generated programs used for job cost and operations and is the process of updating its hardware needs. Testing of the software and hardware is in process. All aspects under the Company's direct control are anticipated to be completed by June 30, 1999. It is estimated that the Y2K problem will cost the Company between $30,000 to $40,000. This estimated cost includes personnel time, materials, hardware and software upgrades. As of
November  30,  1998,  it is  estimated  that the  Company is  approximately  70%
complete with the Y2K compliance and expects to be finished by June 1999. Vendors have been contacted to assess their capability to furnish raw materials and/or services to the Company in a timely manner. A possible exposure to the Company is the ability to receive raw materials in a timely manner to keep our production lines moving efficiently. This could cause some product to be delayed in shipment, but the Company does not anticipate significant exposure. The contingency plan to address this exposure is to make sure that we have multipal vendors for raw material needed to finish the Company's product. This will be managed by the responses received from the vendors to the Y2K questionaire sent out by the Company.

Item 2. Properties
------------------

The Company occupies approximately 36,000 square feet of manufacturing, engineering and office space in Garland, Texas. The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet. The Company considers its facilities adequate for its current level of operations.

Item 3. Legal Proceedings
-------------------------

No material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted for a vote by the Company's shareholders during the quarter ended November 30, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
-------------------------------------------------------------------------

On November 30, 1998, there were approximately 608 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock.

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to reinvest any earnings for use in the development of new products and technologies for future growth and in order to remain competitive.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Although the Company has an established line of credit with a banking institution in the amount of $3,000,000 for operating activities, the Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof .

Accounts receivable net, decreased by approximately ($890,000) during 1998. Days sales in receivables were approximately 53 days in 1998 compared to 56 days in 1997.

The Company, as of November 30, 1998, has approximately $1.900,000 invested in short-term and long-term (one year or less) certificates of deposit, compared to $1,543,000 on November 30, 1997.

The Company's management believes it will meet its 1999 capital requirements through existing cash and short-term and long-term investments, internally generated funds, and the renewal of the line of credit in 1999 if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1998.

Results of Operations 1998 vs. 1997
-----------------------------------

Sales in 1998 were approximately $11,556,000, a decrease of (21.5%) compared to 1997 sales. Sales were affected by the downturn in the Asian economy and by the government's "commercial off the shelf " initiative. Sales are anticipated to be relatively stable for 1999.

Cost of sales, as a percentage of net sales, was 74.6% in 1998 compared to 72.9% in 1997. The increase is due to changes in product mix and increased research and development as a percentage of net sales. Research and development expense totaled $713,000 in 1998 compared to $755,000 in 1997. Most of the research and development expense was concentrated on Solid State Thermostat Controllers, a Quad Relay and development of the new 2N2222 and 2N2907 Small Signal Transistors and certain process improvements.

Selling, general, and administrative expenses decreased approximately $294,000 due primarily to (1) reduced commissions related to lower revenues, (2) lower general and administrative and inside sales expenses and (3) reduced international travel expense. Selling, general, and administrative expenses were 20.1% of net sales in 1998 compared to 17.8% in 1997.

Earnings before taxes for fiscal 1998 were approximately $698,000, or 6.0% of net sales, compared to $1,405,000, or 9.5% of net sales in fiscal 1997.

Net earnings were approximately $445,000 or $.12 per share, in 1998 versus 1997 net earnings of $917,000, or $.25 per share. Net earnings were affected largely by reduced sales for the year and the timing in the reduction of overheads to match the reduction in sales.

The Company's backlog at the end of 1998 was approximately $5,212,000 compared to approximately $7,062,000 at November 30, 1997. The backlog decreased due to completion of certain major contracts received in prior years and lack of new orders. The lack of new orders is attributed to the down turn in the Asian economy and reduced demand for some of the Company's standard military products and high temperature industrial products.

The foregoing discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

Item 7. Financial Statements
----------------------------

The financial statements listed below appear on pages 6 through 9 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.
       --------

           6               Report of Independent Public Accountants

           7               Balance Sheets as of
                           November 30, 1998 and 1997

           8 Statements of Income for the years ended November 30, 1998 and 1997

           9 Statements of Shareholders' Equity for the years ended November 30, 1998 and 1997

          10 Statements of Cash Flows for the years ended November 30, 1998 and 1997

        11 - 14 Notes to Financial Statements for the years ended November 30, 1998 and 1997

          19               Signatures

                               ARTHUR ANDERSEN LLP









                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP




Dallas, Texas,
December 23, 1998


                            MICROPAC INDUSTRIES, INC.

                                 BALANCE SHEETS

                        AS OF NOVEMBER 30, 1998 AND 1997
                        --------------------------------
                 (Dollars in thousands except per share amounts)

                         ASSETS                                     1998       1997
                         ------                                   -------    -------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   420    $   106
    Short-term investments                                          1,934      1,543
    Receivables, net of allowance for doubtful accounts
        of $104 in 1998 and $94 in 1997                             1,522      2,412
    Inventories, net:
        Raw materials and supplies                                  1,795      1,560
        Work-in-process                                             1,090      1,148
                                                                  -------    -------

                  Total inventories                                 2,885      2,708

    Deferred income taxes                                             301        302
    Prepaid expenses and other current assets                          75         63
                                                                  -------    -------

                  Total current assets                              7,137      7,134

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                               80         80
    Buildings                                                         498        498
    Facility improvements                                             690        695
    Machinery and equipment                                         4,434      4,335
    Furniture and fixtures                                            349        380
                                                                  -------    -------

                  Total property, plant, and equipment              6,051      5,988

    Less- Accumulated depreciation                                 (4,812)    (4,664)
                                                                  -------    -------

    Net property, plant, and equipment                              1,239      1,324
                                                                  -------    -------

                  Total assets                                    $ 8,376    $ 8,458
                                                                  =======    =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $   316    $   807
    Accrued payroll                                                   332
                                                                                 342
    Accrued professional fees                                          54         65
    Income tax payable                                                185        110
    Other accrued liabilities                                         184        226
                                                                  -------    -------

                  Total current liabilities                         1,071      1,550
                                                                  -------    -------

DEFERRED INCOME TAXES                                                  43         91

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares,
        3,627,151 outstanding at November 30, 1998 and 1997           363        363
    Paid-in capital                                                   885
                                                                                 885
    Retained earnings                                               6,014      5,569
                                                                  -------    -------

                  Total shareholders' equity                        7,262      6,817
                                                                  -------    -------

                  Total liabilities and shareholders' equity      $ 8,376    $ 8,458
                                                                  =======    =======

   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997
                 ----------------------------------------------
                 (Dollars in thousands except per share amounts)



                                                                        1998           1997
                                                                   -----------    -----------

NET SALES                                                          $    11,556    $    14,722

COSTS AND EXPENSES:
    Cost of sales                                                        8,619         10,736
    Selling, general, and administrative expenses                        2,327          2,621
    Interest income                                                        (88)           (40)
                                                                   -----------    -----------

                  Total costs and expenses                              10,858         13,317
                                                                   -----------    -----------

INCOME BEFORE INCOME TAXES                                                 698          1,405

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                                300            525
    Deferred                                                               (47)           (37)
                                                                   -----------    -----------

                  Total provision for current and deferred taxes           253            488
                                                                   -----------    -----------

NET INCOME                                                         $       445    $       917
                                                                   ===========    ===========

EARNINGS PER SHARE                                                 $       .12    $       .25
                                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                    3,627,151      3,627,151
                                                                   ===========    ===========















   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997
                 ----------------------------------------------
                             (Dollars in thousands)



                                              Common  Paid-in  Retained
                                              Stock   Capital  Earnings  Total
                                             -------  -------  -------- ------


BALANCE, November 30, 1996                   $  363   $  885   $4,652   $5,900

    Net income for 1997                          --       --      917      917
                                             ------   ------   ------   ------
BALANCE, November 30, 1997                      363      885    5,569    6,817

    Net income for 1998                          --       --      445      445
                                             ------   ------   ------   ------

BALANCE, November 30, 1998                   $  363   $  885   $6,014   $7,262
                                             ======   ======   ======   ======


















   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                          1998       1997
                                                                        -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   445    $   917
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                    148        150
           Deferred tax benefit                                             (47)       (37)
           Changes in certain current assets and current liabilities:
              Decrease (increase) in receivables, net                       890        (39)
              Decrease (increase) in inventories, net                      (177)     1,063
              Increase in prepaid expenses and other assets                 (12)       (27)
              Decrease in accounts payable and accrued liabilities         (479)      (464)
                                                                        -------    -------

                  Total adjustments                                         323        646
                                                                        -------    -------

                  Net cash provided by operating activities                 768      1,563
                                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                      (391)    (1,239)
    Additions to property, plant, and equipment, net                        (63)      (218)
                                                                        -------    -------

                  Net cash used in investing activities                    (454)    (1,457)
                                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --         --
                                                                        -------    -------

NET INCREASE IN CASH                                                        314        106
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, beginning of year                                106       --
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, end of year                                  $   420    $   106
                                                                        =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                              $  --      $  --
                                                                        =======    =======
    Cash paid for income taxes, net of refunds received                 $   230    $   654
                                                                        =======    =======








   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997
                 ----------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Revenue Recognition -
       Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments -
       Short-term investments include certificates of deposits with original maturities greater than 90 days. These investments are reported at historical cost which approximates fair market value as of November 30, 1998 and 1997.

Inventories -
       Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.

Income Taxes -
       Deferred income taxes are recorded for temporary differences between financial and tax reporting.

Property, Plant, and Equipment -
       Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

                  Buildings............................................15
                  Facility improvements..............................8-15
                  Furniture and fixtures..............................5-8
                  Machinery and equipment............................5-10

        During the year ended November 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") -"Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." This pronouncement is effective for fiscal years beginning after December 15, 1995, and requires the Company to evaluate its long-term assets against certain impairment indicators.

        Adoption of this statement had no material impact on the current year financial statements.

Basic Earnings Per Share -
        Basic Earnings per share are computed based upon the weighted average number of shares outstanding during the year.

The Company was required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share" in fiscal 1998. SFAS No. 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS NO. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Adoption of this statement had no impact on the Company's fiscal 1998 financial statements.

Use of Estimates -
        The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   NOTES PAYABLE TO BANKS:
     ----------------------

During fiscal 1998 the Company entered into a new line of credit agreement with a bank which provides a $3 million line of credit. The interest rate is equal to the prime rate less 1/4%, which at November 30, 1998, was 7.75%. The line of credit expires September 6, 1999. As of November 30, 1998, there were no loans outstanding under the line of credit agreement. During fiscal 1997 the Company had a line of credit agreement with a bank which provided a $2 million line of credit. The interest rate was equal to the prime rate, which at November 30, 1997, was 8.5%. The line of credit expired March 31, 1998. As of November 30, 1997, there were no loans outstanding under the line of credit agreement.

3.   RELATED PARTIES:
     ---------------

The Company leases a building from the Company's President; such lease expires on December 31, 1999, at which time it is anticipated to be renewed under similar terms and conditions. Amounts paid under this lease were approximately $34,000 in 1998 and in 1997.

4.   LEASE COMMITMENTS:
     -----------------

Rent expense for the years ended November 30, 1998 and 1997, was approximately $39,000 for both years.

Future minimum lease payments under noncancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

                  1999                                       $35,000
                  2000                                       $ 2,900

5.   EMPLOYEE BENEFITS:
     -----------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $43,000 in 1998 and $139,000 in 1997. Employees become vested at 20% after three years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post retirement benefits to its employees.

6.   INCOME TAXES:
     ------------

The Company accounts for its income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November 30, 1998 and 1997:

                                                       1998             1997
                                                     --------         --------
         Current Provision-

             Federal                                 $238,000         $443,000
             State                                     62,000           82,000
                                                     --------         --------
                                                      300,000          525,000
         Deferred Benefit-

             Federal                                  (47,000)         (37,000)
                                                     --------         --------

                      Total                          $253,000         $488,000
                                                     ========         ========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                       1998             1997
                                                     --------         --------

         Tax at 34% statutory rate                   $238,000         $478,000
         State income taxes, net of federal benefit    41,000           54,000
         Other                                        (26,000)         (44,000)
                                                     --------         --------

                  Income tax provision               $253,000         $488,000
                                                     ========         ========

The components and changes in deferred tax assets and liabilities were as follows:


                                                          Deferred
                                                         (Provision)
                                       November 30, 1997  Benefit      November 30, 1998
                                       -----------------  ----------   -----------------

         Current Deferred Tax Assets-

     Allowance for doubtful accounts       $ 35,000       $  4,000        $ 39,000
     Inventory                              148,000         22,000         170,000
     Accrued liabilities and other          119,000        (27,000)         92,000
                                           --------       --------        --------

         Net current deferred tax          $302,000       $ (1,000)       $301,000
                                           ========       ========        ========

Noncurrent Deferred Tax Liabilities-

     Depreciation and other                $ 91,000         48,000        $ 43,000
                                           --------       --------        --------

     Net noncurrent deferred tax           $ 91,000                       $ 43,000
                                           ========                       ========

      Deferred tax benefit                                $ 47,000
                                                          ========


7.   SIGNIFICANT CUSTOMER INFORMATION:
     --------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to these primary contractors for defense and space related contracts accounted for 80% of total sales in 1998 and 67.5% of total sales in 1997. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1998, the Company had no customers that accounted for more than 10% of the Company's annual sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

None
                                    PART III

Item 9. Directors & Executive Officers of The Registrant
        ------------------------------------------------

The following table contains information regarding the Company's directors who are currently serving one-year terms:


                                                         Position(s)
Name                               Age                With the Company                   Director Since
----                               ---                ----------------                   --------------

Nicholas Nadolsky                  65                Chairman of the                     May 1974
                                                     Board, Chief Executive
                                                     Officer and Director

H. Kent Hearn                      63                Director                            February 1983


James K. Murphey                   55                Director                            March 1990


Heinz Werner-Hempel                70                Director                            February 1996


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

The Board of Directors held 5 meetings during the year ended November 30, 1998.

The Board of Directors functions as a committee as a whole, and therefore does not have a separate audit, nominating or compensation committees.

The following table contains information regarding the Company's executive officers:

                                                         Position(s)                     Date of
Name                               Age                With the Company                  Employment
----                               ---                ----------------                  ----------

Nicholas Nadolsky                  65                 Chairman of the Board             May 1974
                                                      Chief Executive Officer

Connie Wood                        59                 Vice President                    February 1969


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

Item 10. Executive Compensation
-------------------------------

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

During the fiscal year ended November 30, 1998, the Company made contributions to the Plan for Mr. Nadolsky in the amount of $9,600 and to Ms. Wood in the amount of $6,613.


The following table shows all cash compensation paid to, or accrued and vested for, the account of Mr. Nicholas Nadolsky, Chairman of the Board and Chief Executive Officer, and Connie Wood, Vice President.


     Name                           Capacities in                                                      Insurance and
of Individual                       Which Served                Year               Salaries              401(k) Plan
--------------                      ------------               -----          ----------------          -----------

Nicholas Nadolsky (1) (2)           Chairman of the
                                    Board/CEO                    1998             $312,026                $9,600
                                                                 1997              305,936                 9,500
                                                                 1996              299,924                 9,069
                                                                 1995              290,639                 9,470

Connie Wood                         Vice President               1998             $113,654                $6,613
                                                                 1997              109,000                 6,540
                                                                 1996              102,427                 5,748



(1) In accordance with the terms of the employment agreement, the Company paid Mr. Nadolsky a salary of $312,026 during the fiscal year ended 1998.

(2)    Directors receive a fee of $500 for each board meeting they attend.  Five
       (5) board meetings were held in the 1998 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

The following table shows the number and percentage of shares of the Company's common stock beneficially owned as of November 30, 1998: (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director, and (c) by all officers and directors as a group.


          Name and Address                  Number of Shares
            of Beneficial                     Beneficially               Percent of
                Owner                          Owned (1)                  Class (2)
        ---------------------------       --------------------       -------------------

        Heinz-Werner Hempel (3)                   1,952,577                      53.8%
        Hanseatische Waren-
        Gesellschaft MBH & Co., KG
        AM Wall 127
        28195 Bremen
        Federal Republic of Germany

        Nicholas Nadolsky (3)                     1,048,836                      28.9%
        1322 Briar Hollow
        Garland, Texas  75042

        H. Kent Hearn (3)                             3,500              Less than .1%
        1907 Briar Hollow
        Garland, Texas  75043

        All officers and                          3,010,913                      83.0%
        directors as a group
        (5 persons)


(1) Except as indicated in Item 12, all shares are owned directly, and the Company's management believes that each record owner has sole voting and investment power.

(2) Calculated on the basis of the 3,627,151 outstanding shares. There are no options, warrants or convertible securities outstanding.

(3) A director of the Company. Nicholas Nadolsky, Heinz-Werner Hempel, H. Kent Hearn and James K. Murphey are existing directors of the Company and each has been nominated for re-election at the annual shareholders meeting to be held February 25, 1999.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. Effective January 1, 1995, the Company elected to extend the term of this lease for a five-year period. The renewal option allows for an increase based on changes in the consumer price index using 1994 as a base year. The rental paid to Mr. Nadolsky pursuant to this lease was approximately $34,875 for the fiscal year ended November 30, 1998.

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

The shares owned by Mr. Nadolsky and Mr. Hempel constitute 82.7% of the Company's stock as of November 30, 1998.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The following financial statements of the Company are included in Item 7.

                Report of Independent Public Accountants

                Balance Sheets as of November 30, 1998 and 1997.

                Statements of Income for the years ended November 30, 1998 and 1997.

                Statements of Shareholders' Equity for the years ended November 30, 1998 and 1997.

                Statements of Cash Flows for the years ended November 30, 1998 and 1997.

                Notes to Financial Statements for the years ended November 30, 1998 and 1997.

(b) The Company did not file any current reports on Form 8-K during the quarter ended November 30, 1998.

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


                                           MICROPAC INDUSTRIES, INC.



                                           By:   /S/ Nicholas Nadolsky
                                                 -----------------------------
                                                 Nicholas Nadolsky, President
                                                 and Chairman of the Board
                                                 (Principal Executive Officer)



                                           By:   /S/ Dave E. Hendon
                                                 -----------------------------
                                                 Dave Hendon, Controller and
                                                 Principal Accounting Officer
Dated:  01/11/99






Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on ______________, 1999.


/S/ Nicholas Nadolsky                        /S/ H. Kent Hearn
---------------------------                  ------------------------------
Nicholas Nadolsky, Director                      H. Kent Hearn, Director







                                             /S/ James K. Murphey
---------------------------                  ------------------------------
                                                 James K. Murphey, Director