Form 10QSB
period 1999-02-27
MICROPAC INDUSTRIES INC
filed 1999-04-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 27, 1999


              For the Transition Period from _________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.


         Delaware                                      75-1225149
    ----------------------                      -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

   905 E. Walnut, Garland, Texas                       75040
   -----------------------------                       -----
(Address of Principal Executive Office)                (Zip Code)

Registrant's Telephone Number, including Area Code   (972) 272-3571
                                                     ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X          No

At November 30, 1998, and February 27, 1999 there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

Traditional Small Business Disclosure Format

Yes   X         No

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 27, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               Condensed  Statements  of  Income  for the  three
                                    months ended  February 27, 1999 and February
                                    28, 1998
                               Condensed Balance Sheets
                               Condensed Statements of Cash Flows
                               Notes to Condensed Financial Statements

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


SIGNATURES

                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                               Statement of Income
                                              For the quarters ended
                                              2/27/99         2/28/98


Sales, Net of Returns & Allowances          $ 2,627,051    $ 3,267,800

Cost of Goods Sold                           (1,983,426)    (2,381,379)
                                            -----------    -----------

                   Gross Margin                 643,625        886,421

Selling, General & Administrative Expense      (531,209)      (622,764)
                                            -----------    -----------

    Pre-Tax Income                              112,416        263,657

Provision for Income Taxes                      (44,966)       (91,395)
                                            -----------    -----------

    Net Income                              $    67,450    $   172,262
                                            ===========    ===========
Net Income Per Share                        $       .02    $       .04

Dividends per Share                                --             --


Weighted Average Number of Shares             3,627,151      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS                                                                   2/27/99        11/30/98


     Cash                                                                      $   475,578    $   419,920
     Short term investments                                                      2,143,504      1,934,456
     Receivables, net of allowance for doubtful accounts                         1,412,742      1,521,703
       approximately $106,911 on February 27, 1999
             and $92,495 on February 28, 1998
     Inventories:
         Raw materials                                                           1,559,089      1,794,081
         Work-in process                                                         1,084,537      1,090,339
     Prepaid expenses and other current assets                                      69,721         75,258
     Deferred income tax                                                           300,951        300,951
                                                                               -----------    -----------
                                  Total current assets                           7,046,122      7,136,708

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                           80,000         80,000
     Buildings                                                                     497,924        497,924
     Facility improvements                                                         690,627        690,627
     Machinery and equipment                                                     4,443,312      4,434,213
     Furniture and fixtures                                                        351,704        349,278
                                                                               -----------    -----------
                               Total property, plant, and equipment              6,063,567      6,052,042
         Less accumulated depreciation                                          (4,871,368)    (4,812,400)
                                                                               -----------    -----------

     Net property, plant and equipment                                           1,192,199      1,239,642
                                                                               -----------    -----------

                                      Total assets                             $ 8,238,321    $ 8,376,350
                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              268,385        340,118
     Accrued payroll                                                               303,857        332,088
     Accrued professional fees                                                      40,112         54,205
     Other accrued liabilities                                                     124,526        160,094
     Income taxes payable                                                          129,728        185,581
                                                                               -----------    -----------
                                 Total current liabilities                         866,608      1,072,086

DEFERRED INCOME TAXES                                                               41,948         41,948
SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                                      362,715        362,715
         Authorized, 3,627,151 outstanding)
     Paid-in capital                                                               885,540        885,540
     Retained earnings                                                           6,081,510      6,014,060
                                                                               -----------    -----------

                                  Total shareholders' equity                     7,329,765      7,262,315
                                                                               -----------    -----------

                                  Total liabilities and shareholders' equity   $ 8,238,321    $ 8,376,350
                                                                               ===========    ===========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                         2/27/99        2/28/98
     Net Income                                           $    67,450    $   171,367
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                     58,968         66,516
         Changes in current assets and liabilities:
             Accounts receivable                              108,961        572,191
             Inventories                                      240,794       (449,297)
             Prepaid expenses & other current assets            5,537          8,966
             Income taxes                                     (55,853)        88,143
             Accounts payable                                 (71,733)       (41,286)
             Payroll & withholdings                           (28,231)         1,956
             Accrued liabilities                              (49,662)      (117,768)
                                                          -----------    -----------


         Net cash from operating activities                   276,231        300,788

CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment            (11,525)      (114,124)
                                                          -----------    -----------
         Net cash from investing activities                   (11,525)      (114,124)

Net increase (decrease) in cash                               264,706        186,664

Cash  and short term investments at beginning of period     2,354,376      1,649,119
                                                          -----------    -----------

Cash at end of period                                     $ 2,619,082    $ 1,835,783
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

                            MICROPAC INDUSTRIES, INC.
           ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1. Sales for the first quarter of 1999 totaled $2,627,051 compared to $3,267,800 for the same period of 1998. Lower sales in the current year are attributable to lack of new orders for certain standard military products and the down turn in the Asian economy and its effects on a major customer. Profits after taxes for the first quarter 1999 totaled $67,450 compared to $172,262 for the first quarter in 1998. Net earnings were impacted by the lower total sales combined with the mix of products shipped in the first quarter.

2. Cost of sales for the comparable quarters of 1999 and 1998 totaled $1,983,426 and $2,381,379 respectively. Cost of goods sold in the first quarter 1999 totaled 75.5% of related revenues compared to 72.9% in the same quarter 1998. The increase in total cost of sales for the comparable periods is related to increased cost for material and manufacturing overheads. Materials cost increased due to changes in product mix while manufacturing overheads increased due to certain fixed cost that could not be lowered to match the reduction of revenues. Research and development expenses for the comparable periods were relatively stable when viewed as a percentage of net sales.

3. Selling, general and administrative expenses totaled $531,209 for the first quarter 1999 compared to $622,764 in the first quarter 1998. SG&A expenses were lower due to lower commission expense related to reduced sales, lower inside sales expense due to a temporary reduction in sales staff, and to decreased general and administrative expenses. The reduced cost for general and administrative expenses is related to reduced travel cost, reduced wages, elimination of executive officer life insurance and reduction of cost associated with employee relations. As a percent of net revenues, SG&A totaled 20.2% of sales for the first quarter in 1999 versus 19.1% for the same quarter in 1998.

4. Net income per share for the first quarter 1999 versus 1998 totaled $0.02 and $0.04 respectively. The Company has not offered stock incentives to its executive officers or employees and does not have this liability; therefore, the diluted value per share remains at $0.02 and $0.04 per share for the respective quarters.

5. New orders for the first quarter 1999 totaled approximately $2,277,000 compared to $1,944,000 for the same quarter in 1998.

6. Backlog for the current quarter 1999 totals $4,863,000 compared to $5,813,000 for the first quarter of 1998. The reduction in backlog is largely related to order cancellations in the fourth quarter of 1998, from one of the Company's major customers, whose business was adversely affected by the down turn in the semiconductor business. The current backlog represents a good mix of the Company's product and most of the backlog is scheduled to ship in 1999

7. Raw material and work in process inventories decreased approximately ($235,000) and ($6,000) respectively since November 30, 1998. The inventory decreases are attributable to increased shipments of orders which were placed on hold during 1998; and shipments against contracts received in 1998 with long lead times.

8.           Accounts  receivable  decreased   approximately   ($109,000)  since
             November 30, 1998. The decrease is related to lower sales in the first quarter and good collections. Days of revenue outstanding totaled 48 days for the quarter ended February 27, 1999.

9. Total assets have decreased ($138,029) since fiscal year ended November 30, 1998. The increase in cash retained by the company was offset by reduced inventories and receivables.

10. Liabilities decreased ($205,000) for the quarter due primarily to reductions of income taxes payable and accounts payable.

11. The estimated cost for Y2K compliance for the reprograming of Company software, the purchase of new computers, file server and the associated software is expected to be approximately $35,000 to $40,000. Reprograming of the internally generated software for accounting has been completed and tested. The fileserver and software for financial and production inventory control will be installed and tested in the second quarter of 1999. Most of the stand alone computers have been updated with the necessary components or replaced entirely. Y2 compliant software has also been installed. Production equipment and software is currently not a problem. Vendors have been contacted to enable the Company to evaluate their Y2K readiness. A summary of non-compliant vendors will be forwarded to the purchasing agents in the third quarter. As of the first quarter 1999, the company is approximately 90% complete in its Y2k compliance issues. The
             Company intends to be fully Y2K compliant with items under its control by June 30, 1999.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

                  The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.           CHANGES IN SECURITIES  - None
                  ---------------------

ITEM 3.           DEFAULTS UPON SERIOR SECURTIES  - None
                  ---------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
                  -------------------------------------------------

                  On February 25, 1999, the Company held its annual Shareholders meeting at which time directors Nicholas Nadolsky, H. Kent Hearn, Heinz-Werner Hempel and James K. Murphey were re-elected to serve until the next annual meeting of Shareholders to be held in February 2000.

ITEM 5.           OTHER INFORMATION  - None
                  -----------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K  - None
                  --------------------------------

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.


March 30, 1999                                      /s/   Nicholas Nadolsky
--------------                                      --------------------------
Date                                                      Nicholas Nadolsky
                                                     Chairman of the Board/CEO


March 30, 1999                                      /s/   Dave Hendon
--------------                                      --------------------------
Date                                                      Dave Hendon
                                                          Controller