Form 10QSB
period 1999-05-29
MICROPAC INDUSTRIES INC
filed 1999-06-30
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB




                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 29, 1999


              For the Transition Period from_________ to _________

                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




       Delaware                                           75-1225149
------------------------                        -------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                75040
--------------------------------------                     ----------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's Telephone Number, including Area Code       (972) 272-3571
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

At November 30, 1998 and May 29, 1999, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 29, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     Condensed  Statements  of  Income  for the  three
                       months and six months ended May 29, 1999 and May 30, 1998
                     Condensed Balance Sheets
                     Condensed Statements of Cash Flows


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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement


                                                     Statement of Income          Statement of Income
                                                    for three months ended            Year-to-date
                                                    5/29/99        5/30/98        5/29/99       5/30/98
                                                  -----------    -----------    -----------    -----------

Sales, Net of Returns & Allowances                $ 2,874,624    $ 2,836,104    $ 5,501,675    $ 6,103,904

Cost of Goods Sold                                 (2,117,473)    (2,193,830)    (4,100,899)    (4,575,209)
                                                  -----------    -----------    -----------    -----------

    Gross Margin                                      757,151        642,274      1,400,776      1,528,695

Selling, General & Administrative Expense            (569,641)      (543,217)    (1,100,850)    (1,165,981)
                                                  -----------    -----------    -----------    -----------

    Pre-Tax Income                                    187,510         99,057        299,926        362,714

Provision for Income Taxes                            (75,004)       (35,554)      (119,970)      (126,949)
                                                  -----------    -----------    -----------    -----------

    Net Income                                    $   112,506    $    63,503    $   179,956    $   235,765
                                                  ===========    ===========    ===========    ===========
Net Income Per Share                              $       .03    $       .02    $       .05    $       .06

Dividends per Share                                      --             --

Weighted Average Number of Shares                   3,627,151      3,627,151      3,627,151      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS                                                               5/29/99      11/30/98         5/30/98       11/30/97
                                                                         -----------    -----------    -----------    -----------

     Cash                                                                $ 1,193,398    $   419,920    $    52,810    $   106,200
     Short term investments                                                1,449,573      1,934,456      1,565,258      1,542,919
     Receivables, net of allowance for doubtful accounts                   1,630,078      1,521,703      1,688,143      2,412,443
     $109,911 on May 29, 1999 and $95,495 on May 30, 1998

Inventories:
         Raw materials                                                     1,504,972      1,794,081      1,961,953      1,559,788
         Work-in process                                                     964,378      1,090,339      1,249,526      1,147,572
     Prepaid expenses and other current assets                                51,347         75,258         65,404         63,371
     Deferred income tax                                                     300,951        300,951        301,951        301,951
                                                                         -----------    -----------    -----------    -----------

                               Total current assets                        7,094,697      7,136,708      6,885,046      7,134,245

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80,000         80,000         80,000         80,000
     Buildings                                                               497,924        497,924        497,924        497,924
     Facility improvements                                                   690,628        690,628        692,487        694,705
     Machinery and equipment                                               4,468,459      4,434,214      4,458,816      4,335,347
     Furniture and fixtures                                                  406,483        349,276        381,627        379,667
                                                                         -----------    -----------    -----------    -----------

                               Total property, plant, and equipment        6,143,494      6,052,042      6,110,854      5,987,643

         Less accumulated depreciation                                    (4,930,104)    (4,812,400)    (4,791,166)    (4,663,958)
                                                                         -----------    -----------    -----------    -----------

     Net property, plant and equipment                                     1,213,390      1,239,642      1,319,687      1,323,686
                                                                         -----------    -----------    -----------    -----------
                               Total assets                              $ 8,308,087    $ 8,376,350    $ 8,204,734    $ 8,457,930
                                                                         ===========    ===========    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $   363,327    $   340,118    $   480,919    $   806,795
     Accrued payroll                                                         156,859        332,088        326,578        343,500
     Accrued professional fees                                                39,203         54,205         62,053         64,552
     Other accrued liabilities                                               170,574        160,094         82,701        226,166
     Income taxes payable                                                     93,905        185,582        109,949        110,137
                                                                         -----------    -----------    -----------    -----------

                                 Total current liabilities                   823,868      1,072,087      1,062,200      1,551,150

DEFERRED INCOME TAXES                                                         41,948         41,948         89,948         89,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                                362,715        362,715        362,715        362,715
       authorized, 3,627,151 outstanding
     Paid-in capital                                                         885,540        885,540        885,540        885,540
     Retained earnings                                                     6,194,016      6,014,060      5,804,330      5,568,577
                                                                         -----------    -----------    -----------    -----------

                                  Total shareholders' equity               7,442,271      7,262,316      7,052,585      6,816,832
                                                                         -----------    -----------    -----------    -----------

                                        Total liabilities and            $ 8,308,087    $ 8,376,350    $ 8,204,734    $ 8,457,930
                                                                         ===========    ===========    ===========    ===========

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                         5/29/99        5/30/98
                                                          -----------    -----------

     Net Income                                           $   179,956    $   235,765
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                    117,704        127,188
         Changes in current assets and liabilities:
             Accounts receivable                             (108,375)       724,300
             Inventories                                      415,070       (504,119)
             Prepaid expenses & other current assets           23,911         (2,033)
             Income taxes                                     (91,677)          (188)
             Accounts payable                                  23,209       (325,876)
             Payroll & withholdings                          (175,229)       (16,922)
             Accrued liabilities                               (4,522)      (145,964)
             Cash flow from investing activities              484,883        (22,330)
                                                          -----------    -----------
         Net cash from operating activities                   864,930         69,821
                                                          ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES:


        Additions to property, plant and equipment            (91,452)      (123,211)
                                                          -----------    -----------
         Net cash from investing activities                   (91,452)      (123,211)

Net increase (decrease) in cash                               773,478        (53,390)

Cash at beginning of period                                   419,920        106,200
                                                          -----------    -----------

Cash at end of period                                     $ 1,193,398    $    52,810
                                                          ===========    ===========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

Certain prior year amounts have been reclassified to conform to current year presentation.

                            MICROPAC INDUSTRIES, INC.
ITEM 2          MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



1. Sales for the second quarter and year to date 1999 totaled $2,875,000 and $5,502,000 respectively. Sales for the second quarter of 1999 increased 1.4% or $39,000 above sales for the same period of 1998, due primarily to increased orders from the semiconductor industry. Year to date sales in 1999 finished down (9.9%) or ($602,000) below the first six months of 1998. Sales were down year to date for the comparable periods due to the downturn in Asia's economy, which affected Micropac's sales for the second quarter of 1998 through the first quarter of 1999. In addition, sales for some of the Company's standard high-temperature products were affected by decreased oil industry exploration.


2. Cost of sales for the second quarter 1999 totaled 73.7% of net sales versus 77.4% for the same quarter 1998. Reductions in direct labor and overhead expenses were the primary reasons for reduced cost of sales for the quarter. These reduction were achieved due to changes in product mix and the introduction of cost cutting measures initiated between the second quarter of 1998 and 1999. Cost of sales year-to-date 1999 totaled 74.5% of net sales, versus 75% for the comparable period of 1998. Changes in product mix to product more materials intensive was the primary reason for the increased cost of sales percentage for the first six months of 1999 versus 1998.


3. Selling, general and administrative expenses for the second quarter of 1999 totaled 19.8% of sales compared to 19.2% in 1998, due to increased selling expenses. Year to date 1999, selling, general and administrative expenses totaled 20.0% of revenues compared to 19.1% for the same six months in 1998, primarily attribured to decreased sales. Actual selling, general and administrative expenses for 1999 decreased approximately ($65,000) compared to the same time frame in 1998. Items contributing to the decrease in selling, general and administrative expenses were decreased selling expenses and corporate travel expenses.


4. Income per share for the second quarters 1999 and 1998 totaled $.03 and $.02 respectively. Year to date, income per share totals $ .05 for 1999 compared to $ .06 per share for 1998.


5. New orders for the second quarter and year to date 1999 totaled $2,508,000 and $4,785,000 respectively compared to 1998's bookings of $5,025,000 and $ $6,954,000 for the same periods. New orders received in 1999 are largely attributed to sales to foreign customers, distributors and reorders for existing custom product. Reduced orders in the current year are attributable to delays in expected add-ons to current contracts; decreased oil industry exploration, affecting the Company's high-temperature product sales; and the continued move of the military market place to commercial off-the-shelf products.


6. Backlog totaled $4,478,000 on May 29, 1999 compared to $7,974,000 as of May 30, 1998 and $5,212,000 at November 30, 1998. The backlog reflects a good mix of the Company's products, and shipments of a significant amount of the backlog are estimated to be made in fiscal 1999. The backlog reduction is a result of lack of new orders, and shipments against contracts obtained in 1998.


7. Assets, as of May 29, 1999, totaled $8,308,000, a decrease of ($68,000) year to date; while assets for the same six months of 1998 totaled $8,205,000, a decrease of ($253,000). The reduction of assets for 1999 was related to decreased inventories; while the reduction in 1998 was related to decreased accounts receivable due to reduced sales for the second quarter of 1998. The Company, for the comparable periods, was able to improve its liquidity by increasing cash and short term investments while reducing inventories.


8. Accounts receivable increased $108,000 since November 30, 1998 compared to a decrease of ($724,000) for the same six month period of the prior year. The decrease in 1998 was related to decreased sales resulting from the slow down in the Asian economy and decreased sales to the Company's distributors. The increase in 1999 is related to improved sales in the second quarter. Days sales totaled 53 days on May 29, 1999 compared to 56 days as of November 30, 1998 and 53 days as of May 30, 1998.

9. Total inventories have decreased ($415,000) for the first six months of 1999 compared to an increase of $504,000 for the same six months of 1998. Raw materials decreased ($289,000) in the first six months of 1999 compared to an increase of $402,000 for the same six months of fiscal 1998. The decrease in raw materials inventory for the first six months of 1999 is attributed to resumption of shipments to a major customer whose orders were rescheduled from 1998 to 1999. The materials for the customer had been purchased in early 1998. Work in process inventories for the first half of fiscal 1999 have decreased ($126,000) compared to an increase of $102,000 for the same period of fiscal 1998. Sales for the comparable six month period of 1999 are down by (10%) and work in process has decreased (12%) to reflect the decrease in sales.


10. Liabilities and Deferred Income Taxes for 1999 have decreased ($248,000) since November 30, 1998 compared to a decrease of ($489,000) for the same six months period in the prior year. The decreases in liabilities for 1999 are related to the reduction of reserves for product returns, accrued payroll expense and accrued tax liabilities for the current year. The reduction for 1998 was related to reduced accounts payable and other accrued liabilities.


11. Shareholders' equity has increased $180,000 for the first six months of 1999 compared to $236,000 for the same six months of 1998. Shareholders' equity for 1999 was affected by reduced sales and stable manufacturing costs for the comparable periods.


12. Cash and short term investments increased $289,000 for the six months period of 1999 compared to a decrease in cash of ($31,000) for the same period in 1998. Changes in cash for 1999 are attributed to cash used for operating activities, primarily the reduction of inventories. Changes in cash usage for the same period in 1998 were due to operating activities in which cash received from reduced accounts receivable was tied up in increased inventories.


13. Year 2000 compliance for hardware changes has been completed and all new software for Y2K updates needed have been purchased. The estimated cost for Y2K compliance for the reprogramming of the Company's home generated software, the purchase of hardware and associated software upgrades is expected to be approximately $40,000. Reprogramming of internally generated programs has been completed. The purchase and installation of the commercial software has been completed and installed. It is in the process of being checked for Y2K compliance with the latest downloads possible. The conversion of the old payroll software to the new Y2K compliant software is underway and should be completed by the first week of July 1999. Testing of all stand-alone computers not attached to the network is in process and is scheduled to be completed by mid July. Vendor analysis for Y2K compliance is currently underway. Vendors are being analyzed to see if they are Y2K compliant. If vendors are not compliant, additional vendors will be sought to replace or backup vendors as needed for production.

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

                            MICROPAC INDUSTRIES, INC.


6-22-99                                    /s/ Nicholas Nadolsky
Date                                           -------------------------
                                               Nicholas Nadolsky
                                               Chairman of the Board/CEO


6-22-99                                   /s/  Dave Hendon
Date                                           -------------------------
                                               Dave Hendon
                                               Controller