Form 10QSB
period 1999-08-28
MICROPAC INDUSTRIES INC
filed 1999-10-04
CIK 65759

U S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB




                      (X) Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934

                     for the Quarter Ended August 28 , 1999


                 ( ) Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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



At November 30, 1998 and August 28, 1999, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 28, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             Condensed  Statements  of  Income  for the  three
                                  months and nine months ended August 28, 1999
                                  and August 29, 1998
                             Condensed Balance Sheets
                             Condensed Statements of Cash Flows


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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                      Statement of Income           Statement of Income
                                                    for three months ended             Year-to-date
                                                    8/28/99        8/29/98        8/28/99        8/29/98
                                                    -------        -------        -------        -------


Sales, Net of Returns & Allowances                $ 2,678,201    $ 2,874,529    $ 8,179,876    $ 8,978,433

Cost of Goods Sold                                 (2,118,155)    (2,187,333)    (6,219,055)    (6,762,542)
                                                  -----------    -----------    -----------    -----------

    Gross Margin                                      560,046        687,196      1,960,821      2,215,891

Selling, General & Administrative Expense            (486,833)      (551,802)    (1,587,683)    (1,717,783)
                                                  -----------    -----------    -----------    -----------

    Pre-Tax Income                                     73,213        135,394        373,138        498,108

Provision for Income Taxes                            (29,285)       (47,400)      (149,255)      (174,349)
                                                  -----------    -----------    -----------    -----------

    Net Income                                    $    43,928    $    87,994    $   223,883    $   323,759
                                                  ===========    ===========    ===========    ===========

Net Income Per Share                              $       .01    $       .02    $       .06    $       .09

Dividends per Share                                      --             --             --             --

Weighted Average Number of Shares                   3,627,151      3,627,151      3,627,151      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                       8/28/99       11/30/98        8/29/98       11/30/97
                                                                     -------       --------        -------       --------


     Cash and cash equivalents                                   $ 2,290,718    $   419,920    $   492,802    $   106,200
     Short term investments longer than 90 days                      650,238      1,934,456      1,576,782      1,542,919
        Receivables, net of allowance for doubtful accounts of     1,606,545      1,521,703      1,586,432      2,412,443
        $102,820 on August 28, 1999 and $103,911 on
            November 30, 1998
     Inventories:
         Raw materials                                             1,228,430      1,794,081      1,858,774      1,559,788
         Work-in process                                           1,090,339      1,122,147      1,147,572      1,091,414
     Prepaid expenses and other current assets                        71,529         75,258         90,802         63,371
     Deferred income tax                                             300,951        300,951        301,951        301,951
                                                                 -----------    -----------    -----------    -----------

                    Total current assets                           7,239,825      7,136,708      7,029,690      7,134,244

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                             80,000         80,000         80,000         80,000
     Buildings                                                       497,924        497,924        497,924        497,924
     Facility improvements                                           690,628        690,628        692,487        694,705
     Machinery and equipment                                       4,481,772      4,434,214      4,463,839      4,335,348
     Furniture and fixtures                                          407,924        349,276        392,994        379,667
                                                                 -----------    -----------    -----------    -----------

                    Total property, plant, and equipment           6,158,248      6,052,042      6,127,244      5,987,644


         Less accumulated depreciation                            (4,988,640)    (4,812,400)    (4,851,282)    (4,663,958)
                                                                 -----------    -----------    -----------    -----------

     Net property, plant and equipment                             1,169,608      1,239,642      1,275,962      1,323,686
                                                                 -----------    -----------    -----------    -----------

                    Total assets                                 $ 8,409,433    $ 8,376,350    $ 8,305,652    $ 8,457,930
                                                                 ===========    ===========    ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $   395,785    $   340,118    $   391,719    $   806,795
     Accrued payroll                                                 174,955        332,088        372,667        343,500
     Accrued professional fees                                        66,962         54,205         71,330         64,552
     Other accrued liabilities                                       197,213        160,094         82,060        226,166
     Income taxes payable                                             46,372        185,582        157,337        110,137
                                                                 -----------    -----------    -----------    -----------

                    Total current liabilities                        881,287      1,072,087      1,075,113      1,551,150

DEFERRED INCOME TAXES                                                 41,948         41,948         89,948
                                                                                                                   89,948

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000                        362,715        362,715        362,715        362,715
         authorized, 3,627,151 outstanding)
     Paid-in capital                                                 885,540        885,540        885,540        885,540
     Retained earnings                                             6,237,943      6,014,060      5,892,336      5,568,577
                                                                 -----------    -----------    -----------    -----------

                    Total shareholders' equity                     7,486,198      7,262,316      7,140,591      6,816,832
                                                                 -----------    -----------    -----------    -----------

                    Total liabilities and shareholders' equity   $ 8,409,433    $ 8,376,350    $ 8,305,652    $ 8,457,930
                                                                 ===========    ===========    ===========    ===========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                      8/28/99        8/29/98
                                                           -------        -------

     Net Income                                        $   223,883    $   323,759
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                 176,240        187,324
         Changes in current assets and liabilities:
             Accounts receivable                           (84,842)       826,011
             Inventories                                   564,576       (273,561)
             Prepaid expenses & other current assets         3,729        (27,431)
             Income taxes                                 (139,210)        47,200
             Accounts payable                               55,667       (415,076)
             Accrued Payroll                              (157,133)        29,167
             Accrued liabilities                            49,876       (137,328)
                                                       -----------    -----------

         Net cash from operating activities                692,786        560,065
                                                       ===========    ===========


CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment        (106,206)      (139,600)
     Proceeds - Maturity of short term investments       1,284,218        (33,863)
                                                       -----------    -----------
             Net cash from investing activities          1,178,012       (173,463)
                                                       -----------    -----------


Net increase (decrease) in cash                          1,870,798        386,602

Cash at beginning of period                                419,920        106,200
                                                       -----------    -----------

Cash at end of period                                  $ 2,290,718    $   492,802


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
ITEM 2         MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



1. Sales for the third quarter and year to date 1999 totaled $2,678,000 and $8,180,000 respectively. Sales for the third quarter decreased (6.8%) or ($196,000) below sales for the same period of 1998. The decrease for the comparable quarters was due to lack of orders with current period delivery requirements. Sales for the first nine months in 1999 are down (8.9%) or ($799,000) compared to the same nine month period in 1998. Although sales improved for some of the Company's products due to the improved semiconductor market, sales year to date, are down due to decreased orders for some of the Company's standard high-temperature and military products as well as new custom design products.


2. Cost of sales for the comparable third quarters of 1999 and 1998 totaled 79.1% and 76.1% respectively, primarily attributable to raw materials due to changes in product mix. Cost of sales year-to-date 1999 totaled 76.0% of net sales, versus 75.3% for the comparable period of 1998. Changes in product mix and ramp up for short-term shipments were the primary reasons for increased cost of sales percentage for the comparable nine month periods of 1999 versus 1998.


3.   Selling,  general and  administrative  expenses  for the  comparable  third quarters of 1999 versus 1998 were 18.2% and 19.2% of net sales respectively. Year to date, selling, general and administrative expenses totaled 19.4% and 19.1% of net sales. Selling, general and administrative expenses in the third quarter and year to date 1999 were below 1998 SG&A expenses by ($65,000) and ($130,000) respectively. Items contributing to the decrease in selling, general and administrative expenses were decreased selling expenses and corporate travel expenses.


4. Net income for the comparable third quarters of 1999 versus 1998 totaled $44,000 and $88,000 respectively while year to date net income totaled $224,000 and $324,000 respectively for the nine month comparable periods. Income per share for the third quarters of 1999 and 1998 totaled $.01 and $.02 respectively. Year to date, income per share totals $ .06 for 1999 compared to $ .09 per share for 1998.


5. New orders for the third quarter and year to date 1999 totaled $3,374,000 and $8,159,000 respectively compared to 1998's bookings of $1,450,000 and $ $8,404,000 for the same periods. New orders received in 1999 are attributed primarily to sales to distributors and reorders for certain custom products. Outside factors continuing to affect bookings are delays in expected add-ons to current military, space and aircraft related contracts; decreased oil industry exploration and the continued move of the military market place to commercial off-the-shelf products.


6. Backlog of shippable orders totaled $5,164,000 on August 28, 1999 compared to $6,486,000 at the end of the third quarter 1998 and $5,212,000 at November 30, 1998. The backlog reflects a good mix of the Company's products with firm deliveries scheduled over the next twelve (12) months.


7. Assets for the first nine months of 1999 increased moderately by $33,000 to $8,409,000. The increase in assets for 1999 is related to changes in current assets plus capital expenditures on machinery and equipment, net of depreciation. The Company has reduced raw material inventories ($566,000) by building and shipping product in 1999 from a buildup of raw materials inventory purchased in 1998. The increase in raw materials was largely due to shipments rescheduled by customers until 1999. The resulting receivables have been collected and allowed the Company to increase cash and cash equivalents and short term investments by $587,000 since November 30, 1998.

8. Accounts receivable remained relatively stable for the comparable quarters totaling $1,607,000 for the third quarter of 1999 compared to $1,586,000 for the third quarter of 1998. Days sales totaled 54 days on August 28, 1999 compared to 46 days on August 29, 1998.

9. Liabilities and Deferred Income Taxes for the first nine months of 1999 decreased ($191,000) compared to a decrease of ($476,000) for the same nine month period in 1998. The decreases in liabilities for 1999 are related primarily to the reduction of accrued payroll expense and accrued tax liabilities for the current year.


10. Shareholders' equity increased $224,000 for the first nine months of 1999 compared to $323,000 for the same period of 1998.

11. Cash, cash equivalents and short term investments increased $587,000 since November 30, 1998 compared to an increase in cash of $420,000 for the same period in 1998. Changes in cash and investments for 1999 are attributed to cash used for operating activities, primarily the reduction of inventories while changes in cash and investments for 1998 were attributed to the reduction of accounts receivables.

12. In management's opinion, to the best of their knowledge, year 2000 compliance including all Y2K updates have been completed. The overall cost for hardware, software, reprogramming, vendor notification and continued follow-up is estimated to be less than $40,000.

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

                                       MICROPAC INDUSTRIES, INC.


9-27-99                                /s/ Nicholas Nadolsky
-------                                    --------------------------
Date                                       Nicholas Nadolsky
                                           Chairman of the Board/CEO


9-27-99                                /s/ Dave Hendon
-------                                    --------------------------
Date                                       Dave Hendon
                                           Controller