Form 10KSB
period 1999-11-30
MICROPAC INDUSTRIES INC
filed 2000-02-10
CIK 65759

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 1999

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
GARLAND, TEXAS                                                   (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

   Title of each class                 Name of each exchange on which registered

   --------------------------          -----------------------------------------

   --------------------------          -----------------------------------------



          Securities to be registered under Section 12 (g) of the Act:

                           COMMON STOCK $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

              Revenues for its most recent fiscal year: $11,486,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business
----------------


INTRODUCTION
------------

Micropac Industries, Inc. (the "Company") manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls and computers and medical devices.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. Present control succeeded in 1974, and the stock is publicly held by 601 shareholders on November 30, 1999.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 50% of the Company's sales for the fiscal years ended November 30, 1999 and 1998; standard components are estimated to account for approximately 50% of the Company's sales for the fiscal years ended November 30, 1999 and 1998.

In 1999, the Company's investment in technology, which was expensed, totaled approximately $623,000 ($713,000 in 1998). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with Micropac's space level and other high reliability programs.


SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors . Approximately 8% of the sales for fiscal year 1999 (10% in 1998) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.


CUSTOMERS
---------

The  Company's  major  customers  include   contractors  to  the  United  States
government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 72% of the Company's fiscal net sales in 1999 compared to 80% in 1998.

During 1999, two customers accounted for more than 10% of the Company's sales. These customers totaled 18.8% and 11.8% respectively of net sales for the year ended November 30, 1999. No customers accounted for more than 10% of the Company's net sales in 1998.

BACKLOG
-------

At November 30, 1999, the Company had a backlog of unfilled orders totaling approximately $4,360,000 compared to approximately $5,212,000 at November 30, 1998. The Company expects to complete and ship most of its November 30, 1999 backlog during fiscal 2000. The reduction of backlog of unfilled orders could make it difficult for the Company to maintain the business level of the prior year.



EMPLOYEES
---------

At November 30, 1999, the Company had 118 full-time employees (compared to 128 at November 30, 1998), of which 25 were executive and managerial employees, 26 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 47 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

The Company is an Equal Opportunity Employer. It is the Company's policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. Above and beyond non discrimination, we are committed to an Affirmative Action Program, dedicated to the hiring, training, and advancement within the Company of minority group members, women and handicapped individuals.


RISK FACTORS
------------

Pricing pressures are being experienced by the Company from some of its OEM customers. In some cases, the Company sells product under agreements with OEMs that require the Company, at regular intervals, to review the pricing structure for possible reduction in selling price for future orders. This requires the Company to improve its productivity and to approach its supplier chain requesting similar pricing reductions. If one or both of the approaches by the Company does not succeed, product gross margins will decrease affecting the Company's net earnings.

Limited Insurance Coverage. The Company operates manufacturing facilities in Garland, Texas and Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability expenses. The Company maintains worker's compensation insurance and general liability insurance for protection of its employees and for protection of the Company's assets. In addition to the basic policies mentioned, the Company maintains an umbrella policy covering claims up to $10 million dollars. The Company's financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

Environmental Regulations. The Company is subject to governmental regulations pertaining to the use, storage, handling and disposal of hazardous substances used in connection with its manufacturing activities. Failure of the Company to control all activities dealing with hazardous chemicals could subject the Company to significant liabilities or could cause the Company to cease its manufacturing activities.

Product Liability. The use of the Company's products in commercial or government applications may subject the Company to product liability claims. Although the Company has not experienced any product liability claims, the sale of any product may provide risk of such claims. Product liability claims brought against the Company could have a material adverse effect on the Company's operating results and financial condition.


YEAR 2000 COMPLIANCE
--------------------

The Year 2000 issue was addressed and no problems were experienced with the Company's hardware or software. The Company has successfully updated its commercial software to be Y2K compliant, reprogrammed internally generated programs used for job cost and operations procedures and updated hardware as needed. Testing of the software and hardware has been completed. It is estimated that the Company's cost associated with Y2K compliance was approximately $40,000. This amount includes personnel time, materials, hardware and software upgrades. All vendors have been contacted in order to assure their capability of furnishing raw materials and/or services to the Company in a timely manner. At this time, 95% of the vendors have assured the Company they are Y2K compliant. The Company has not experienced any difficulty from the telephone or utility companies, or any of its major suppliers.




COMPETITION
-----------

The Company competes with two or more companies with respect to each of its major products. Some of these competitors are larger and have greater capital resources than the Company. Management believes the Company's competitive position to be favorable; however, no assurance can be given that the Company can compete successfully in the future.


SUPPLY CHAIN
------------

The parts and raw materials for the Company's products are generally available from more than one (1) source. Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products. From time to time, the Company has experienced difficulty in obtaining certain materials when needed. The Company's inability to secure materials for any reason could have adverse effects on the Company's ability to deliver products on a timely basis. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations.


Item 2. Properties
------------------

The Company occupies approximately 36,000 square feet of manufacturing, engineering and office space in Garland, Texas. The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet. The Company considers its facilities adequate for its current level of operations.

Item 3. Legal Proceedings
-------------------------

The  Company  is  not  involved  in  any  material   current  or  pending  legal
proceedings, other than ordinary routine litigation incidental to its business..

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended Novenber 30, 1999.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

On November 30, 1999, there were approximately 601 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock.

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The Company presently intends to reinvest any earnings for use in the development of new products and technologies for future growth and in order to remain competitive.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company has an established line of credit with a banking institution in the amount of $3,000,000 for operating activities. The Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

Accounts receivable net, increased by approximately $57,000 during 1999. Days sales in receivables totaled approximately 43 days as of November 30, 1999 compared to 53 days at November 30, 1998.

The Company has approximately $2,933,000 invested in short-term (one year or less) certificates of deposit at November 30, 1999 compared to $1,900,000 on November 30, 1998.

Company management believes it will meet its 2000 capital requirements through existing cash and short-term and long-term investments, internally generated funds, and the renewal of the line of credit in 2000 if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1999.

Results of Operations 1999 vs. 1998
-----------------------------------

Sales in 1999 were approximately $11,468,000, a decrease of (0.7%) compared to 1998 sales. Sales were affected by the government's "commercial off the shelf" initiative and lack of new government military and space orders.

Cost of sales, as a percentage of net sales, was 75.2% in 1999 compared to 74.6% in 1998. The increase as a percentage of net sales is due to changes in product mix for the comparable years. Expenses for research and development totaled $622,000 in 1999 compared to $713,000 in 1998. Most of the research and development expenses were concentrated on expanding it's line of the Solid State Relays and Power operational amplifiers and optocouplers to include radiation hardened products, and improving manufacturing processes.

Selling, general, and administrative expenses decreased approximately ($54,000) and totaled 19.8% of net sales in 1999 compared to 20.1% in 1998.

Earnings before taxes for fiscal 1999 were approximately $704,000, or 6.1% of net sales, compared to $698,000, or 6.0% of net sales in fiscal 1998. Net earnings were approximately $747,000 or $.20 per share, in 1999 versus 1998 net earnings of $445,000, or $.12 per share.

The Company's backlog at the end of 1999 was approximately $4,360,000 compared to approximately $5,212,000 at November 30, 1998. The backlog decreased due to completion of certain major contracts received in prior years and lack of new orders. The lack of new orders is attributed to reduced demand for some of the Company's standard military products and high temperature industrial products.

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


Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 10 through 13 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.



       Page No.
       --------

           9               Report of Independent Public Accountants

          10               Balance Sheets as of
                           November 30, 1999 and 1998

          11               Statements of Income for the years ended
                           November 30, 1999 and 1998

          12 Statements of Shareholders' Equity for the years ended November 30, 1999 and 1998

          13 Statements of Cash Flows for the years ended November 30, 1999 and 1998

         14-17 Notes to Financial Statements for the years ended November 30, 1999 and 1998




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------


None

                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information relating to the Company's Directors and executive officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 2, 2000. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2000 and such information is incorporated by reference.


Item 10. Executive Compensation
-------------------------------

Information relating to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 2, 2000. The information in the proxy is set forth under the heading "Executive Compensation". The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2000 and such information is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock, is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 2, 2000. The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management". The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2000 and such information is incorporated by reference.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transaction with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 2, 2000. The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2000 and such information is incorporated by reference.


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The following financial statements of the Company are included in pages 9 through 17.

                Report of Independent Public Accountants

                Balance Sheets as of November 30, 1999 and 1998.

                Statements of Income for the years ended November 30, 1999 and 1998.

                Statements of Shareholders' Equity for the years ended November 30, 1999 and 1998.

                Statements of Cash Flows for the years ended November 30, 1999 and 1998.

                Notes to Financial Statements for the years ended November 30, 1999 and 1998.

(b) The Company did not file any current reports on Form 8-K during the quarter ended November 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MICROPAC INDUSTRIES, INC.



                                             By:   /S/ Nicholas Nadolsky
                                                   -----------------------------
                                                   Nicholas Nadolsky, CEO
                                                   and Chairman of the Board
                                                   (Principal Executive Officer)



                                             By:   /S/ Dave E. Hendon
                                                   -----------------------------
                                                   Dave Hendon, Controller and
                                                   Principal Accounting Officer
Dated:  01/18/2000




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on ______________, 2000.


/S/ Nicholas Nadolsky                   /S/ H. Kent Hearn
---------------------------            ----------------------------
Nicholas Nadolsky, Director             H. Kent Hearn, Director


/S/ James K. Murphey
----------------------------
  James K. Murphey, Director

                               ARTHUR ANDERSEN LLP












                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                          ARTHUR ANDERSEN LLP




Dallas, Texas,
December 23, 1999


                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 1999 AND 1998
                 (Dollars in thousands except per share amounts)


                                 ASSETS                            1999       1998
                                 ------                           -------    -------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   502    $   420
    Short-term investments                                          2,933      1,934
    Receivables, net of allowance for doubtful accounts
        of $92 in 1999 and $104 in 1998                             1,579      1,522
    Inventories, net:
        Raw materials and supplies                                  1,246      1,851
        Work-in-process                                               908      1,090
                                                                  -------    -------

                  Total inventories                                 2,154      2,941

    Deferred income taxes                                             354        301
      Prepaid taxes                                                   166       --
    Prepaid expenses, taxes and other current assets                   57         18
                                                                  -------    -------

                  Total current assets                              7,745      7,137

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                               80         80
    Buildings                                                         498        498
    Facility improvements                                             678        691
    Machinery and equipment                                         4,493      4,434
    Furniture and fixtures                                            340        349
                                                                  -------    -------

                  Total property, plant, and equipment              6,089      6,052

    Less- Accumulated depreciation                                 (4,947)    (4,812)
                                                                  -------    -------

    Net property, plant, and equipment                              1,142      1,240
                                                                  -------    -------

                  Total assets                                    $ 8,887    $ 8,376
                                                                  =======    =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $   365    $   316
    Accrued payroll                                                   214        332
    Accrued professional fees                                          75         54
    Income tax payable                                               --          186
    Other accrued liabilities                                         182        184
                                                                  -------    -------

                  Total current liabilities                           836      1,072
                                                                  -------    -------

DEFERRED INCOME TAXES                                                  42         42

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares,
        3,627,151 outstanding at November 30, 1999 and 1998           363        363
    Paid-in capital                                                   885        885
    Retained earnings                                               6,761      6,014
                                                                  -------    -------

                  Total shareholders' equity                        8,009      7,262
                                                                  -------    -------

                  Total liabilities and shareholders' equity      $ 8,887    $ 8,376
                                                                  =======    =======



   The accompanying notes are an integral part of these financial statements.


                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998
                 (Dollars in thousands except per share amounts)



                                                                       1999           1998
                                                                   -----------    -----------

NET SALES                                                          $    11,468    $    11,556

COSTS AND EXPENSES:
    Cost of sales                                                        8,624          8,619
    Selling, general, and administrative expenses                        2,284          2,327
    Interest income                                                       (144)           (88)
                                                                   -----------    -----------

                  Total costs and expenses                              10,764         10,858
                                                                   -----------    -----------

INCOME BEFORE INCOME TAXES                                                 704            698

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                                  9            300
    Deferred                                                               (52)           (47)
                                                                   -----------    -----------

                  Total provision for current and deferred taxes           (43)           253
                                                                   -----------    -----------

NET INCOME                                                         $       747    $       445
                                                                   ===========    ===========

EARNINGS PER SHARE                                                 $       .20    $       .12
                                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                    3,627,151      3,627,151
                                                                   ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.


                       STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED NOVEMBER 30, 1999,1998 AND 1997
                             (Dollars in thousands)



                                        Common    Paid-in    Retained
                                        Stock     Capital    Earnings    Total
                                       ------     ------     ------     ------


BALANCE, November 30, 1997             $  363     $  885     $5,569     $6,817

    Net income for 1998                  --         --          445        445
                                       ------     ------     ------     ------

BALANCE, November 30, 1998                363        885      6,014      7,262

    Net income for 1999                                         747        747
                                       ------     ------     ------     ------

BALANCE, November 30, 1999             $  363     $  885     $6,761     $8,009
                                       ======     ======     ======     ======






















   The accompanying notes are an integral part of these financial statements.


                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998
                             (Dollars in thousands)

                                                                                        1999       1998
                                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $   747    $   445
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                                   243        148
           Loss on disposal of equipment                                                    15       --
           Deferred tax benefit                                                           --          (47)
           Changes in certain current assets and current liabilities:
              (Increase) decrease in receivables, net                                      (57)       890
              Decrease (increase) in inventories, net                                      787       (177)
              Increase in prepaid expenses and other assets                                (38)       (12)
                    (Increase) in current year prepaid income taxes                       (166)      --
                      Increase in deferred income taxes                                    (53)      --
                      Increase (decrease)in accounts payable                                25       (491)
                      (Decrease) in payroll and withholding                               (118)       (10)
                      (Decrease) increase in provision for current year income taxes      (185)        75
     Increase (decrease)in accrued liabilities and professional fees                        42        (53)
                                                                                       -------    -------

                  Total adjustments                                                        495        323
                                                                                       -------    -------

                  Net cash provided by operating activities                              1,242        768
                                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                                     (999)      (391)
    Additions to property, plant, and equipment, net                                      (161)       (63)
                                                                                       -------    -------

                  Net cash used in investing activities                                 (1,160)      (454)
                                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                                      --         --
                                                                                       -------    -------

NET INCREASE IN CASH                                                                        82        314
                                                                                       -------    -------

CASH AND CASH EQUIVALENTS, beginning of year                                               420        106
                                                                                       -------    -------

CASH AND CASH EQUIVALENTS, end of year                                                 $   502    $   420
                                                                                       =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                                             $  --      $
                                                                                       =======    =======
    Cash paid for income taxes, net of refunds received                                $          $   230
                                                                                       =======    =======





   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Revenue Recognition -
       Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments -
       Short-term investments include certificates of deposits with original maturities greater than 90 days. These investments are reported at historical cost which approximates fair market value as of November 30, 1999 and 1998.

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

                  Buildings...............................................15
                  Facility improvements.................................8-15
                  Furniture and fixtures.................................5-8
                  Machinery and equipment...............................5-10

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

The Company was required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") - "Earnings Per Share" in fiscal 1998. SFAS No. 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS NO. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Adoption of this statement had no impact on the Company's fiscal 1999 financial statements.

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


2.   NOTES PAYABLE TO BANKS:
     -----------------------

During fiscal 1999 the Company entered into a new line of credit agreement with a bank which provides a $3 million line of credit. The interest rate is equal to the prime rate less 1/4%, which at November 30, 1999, was 8.5%. The line of credit expires September 6, 2000. As of November 30, 1999, there were no loans outstanding under the line of credit agreement. During fiscal 1998 the Company had a line of credit agreement with a bank which provided a $3 million line of credit. The interest rate was equal to the prime rate less 1/4%, which at November 30, 1998, was 7.75%. The line of credit expired September 6, 1999. As of November 30, 1998, there were no loans outstanding under the line of credit agreement.


3.   RELATED PARTIES:
     ----------------

The Company leases a building from the Company's Chairman of the Board. A new lease was signed on July 1, 1999 for a term of five (5) years and expiring on June 30, 2004. The lease was renewed under similar terms and conditions as the prior lease. Amounts paid under the old and new lease in 1999 were approximately $35,000 and $34,000 in 1998.


4.   LEASE COMMITMENTS:
     ------------------

Rent expense for the years ended November 30, 1999 and 1998, was approximately $41,000 and $39,000 respectively.

Future minimum lease payments under non-cancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:


               2000                     $35,000
               2001                     $35,000
               2002                     $35,000
               2003                     $35,000
               2004                     $20,400


5.   EMPLOYEE BENEFITS:
     ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary.

Contributions made by the Company were approximately $125,000 in 1999 and $43,000 in 1998. Employees become vested at 20% after three years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post retirement benefits to its employees.

6.   INCOME TAXES:
     -------------

The Company accounts for its income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November 30, 1999 and 1998:

                                                          1999           1998
                                                      ---------       ---------
                  Current Provision-

                      Federal                          ($14,000)       $238,000
                      State                              23,000          62,000
                                                      ---------       ---------
                                                          9,000         300,000
                  Deferred Benefit-

                      Federal                            52,000         (47,000)
                                                      ---------       ---------

                               Total                    $61,000        $253,000
                                                        =======        ========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                        1999            1998
                                                      ---------       ---------

         Tax at 34% statutory rate                     $239,000        $238,000
         State income taxes, net of federal benefit       15000          41,000
         Non taxable life insurance benefit            (212,000)        (26,000)
               Other                                     19,000               0
                                                       --------        --------

                  Income tax provision                  $61,000        $253,000
                                                        =======        ========


The components and changes in deferred tax assets and liabilities were as follows:

                                                                                  Deferred
                                                                                 (Provision)
                                                          November 30, 1999        Benefit        November 30, 1998
                                                          -----------------    ---------------    -----------------
         Current Deferred Tax Assets-

              Allowance for doubtful accounts               $    34,000            ($5,000)          $  39,000
              Inventory                                         148,000            (22,000)            170,000
              Accrued liabilities and other                      67,000            (25,000)             92,000
                                                               --------          ----------         ----------

                  Net current deferred tax                   $  249,000          $ (52,000)           $301,000
                                                             ==========          =========            ========

         Non-current Deferred Tax Liabilities-

              Depreciation and other                            $42,000         ($   1,000)            $43,000
                                                              ---------            --------            -------

              Net noncurrent deferred tax                       $43,000                                $43,000
                                                              =========                                =======

      Deferred tax benefit                                                        ($53,000)
                                                                                  ---------


7.   SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to these primary contractors for defense and space related contracts accounted for 72% of total sales in 1999 and 80% of total sales in 1998. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1999, the Company had two customers that accounted for 18.8% and 11.8% respectively of the Company's annual sales. The Company had no customers that accounted for more than 10% of the Company's annual sales for fiscal 1998.

                             DIRECTORS AND OFFICERS
                                NOVEMBER 30, 1999






                                NICHOLAS NADOLSKY
                           Chief Executive Officer and
                              Chairman of the Board


                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
          Hanseatishe Waren-Gesellschaft MBH & Co, KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Fergerson, Dallas, Tx.


                                JAMES K. MURPHEY
                               Corporate Attorney
                       Secore & Waller, L.L.P. Dallas, Tx.


                                   CONNIE WOOD
                      President and Chief Operating Officer












LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
SECORE & WALLER, L.L.P.                               SECURITIES TRANSFER CORP.
ONE GALLERIA TOWER, SUITE 2290                        16910 DALLAS PARKWAY
13355 NOEL ROAD, L.B. 75                              SUITE 100
DALLAS, TEXAS   75240-6657                            DALLAS, TEXAS   75248