Form 10KSB/A
period 1999-11-30
MICROPAC INDUSTRIES INC
filed 2000-03-24
CIK 65759

U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                  Form 10-KSB/A

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
GARLAND, TEXAS                                                 (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

 Title of each class                  Name of each exchange on which registered


-------------------------------       -------------------------------


-------------------------------       -------------------------------

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

              Revenues for its most recent fiscal year: $11,468,000

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

In 1999, the Company's investment in technology, which was expensed, totaled approximately $623,000 ($713,000 in 1998). The Company's research & development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

SALES, MARKETING AND DISTRIBUTION

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 8% of the sales for fiscal year 1999 (10% in 1998) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

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

The Company is an Equal Opportunity Employer. It is the Company's policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. Above and beyond non-discrimination, we are committed to an Affirmative Action Program, dedicated to the hiring, training, and advancement within the Company of minority group members, women and handicapped individuals.

RISK FACTORS
------------

Pricing Pressures. Pricing pressures are being experienced by the Company from some of its OEM customers. In some cases, the Company sells product under agreements with OEMs that require the Company, at regular intervals, to review the pricing structure for possible reduction in selling price for future orders. This requires the Company to improve its productivity and to approach its supplier chain requesting similar pricing reductions. If one or both of the approaches by the Company does not succeed, product gross margins will decrease affecting the Company's net earnings.

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

SUPPLY CHAIN
------------

The parts and raw materials for the Company's products are generally available from more than one source. Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products. From time to time, the Company has experienced difficulty in obtaining certain materials when needed. The Company's inability to secure materials for any reason could have adverse effects on the Company's ability to deliver products on a timely basis. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 1999.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

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

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company has an established line of credit with a banking institution in the amount of $3,000,000 for operating activities. The Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

Accounts receivable net, increased by approximately $57,000 during 1999. Days sales in receivables totaled approximately 50 days as of November 30, 1999 compared to 53 days at November 30, 1998.

The Company has approximately $2,933,000 invested in short-term (one year or less) certificates of deposit at November 30, 1999 compared to $1,934,000 on November 30, 1998.

Company management believes it will meet its 2000 capital requirements through existing cash and short-term and long-term investments, internally generated funds, and the renewal of the line of credit in 2000, if needed. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 1999.

Results of Operations 1999 vs. 1998
-----------------------------------

Sales in 1999 were approximately $11,468,000, a decrease of (0.8%) compared to 1998 sales. Sales were affected by the government's "commercial off the shelf" initiative and lack of new government military and space orders.

Cost of sales, as a percentage of net sales, was 69.7% in 1999 compared to 68.4% in 1998. The increase as a percentage of net sales is due to changes in product mix for the comparable years. Expenses for research and development totaled $ 623,000 in 1999 compared to $713,000 in 1998. Most of the research and development expenses were concentrated on expanding it's line of the solid state relays and power operational amplifiers and optocouplers to include radiation hardened products, and improving manufacturing processes.

Selling, general, and administrative expenses decreased approximately ($43,000) and totaled 19.9% of net sales in 1999 compared to 20.1% in 1998.

Earnings before taxes for fiscal 1999 were approximately $704,000 or 6.1% of net sales, compared to $698,000 or 6.0% of net sales in fiscal 1998. Net earnings were approximately $643,000 or $.18 per share, in 1999 versus 1998 net earnings of $445,000 or $.12 per share. Net income increased in 1999 due to a decrease in the tax provision as a result of a tax deduction taken for the value of a life insurance policy which was transferred to a company officer during the year.

The Company's backlog at the end of 1999 was approximately $4,360,000, compared to approximately $5,212,000 at November 30, 1998. The backlog decreased due to completion of certain major contracts received in prior years and lack of new orders. The lack of new orders is attributed to reduced demand for some of the Company's standard military products and high temperature industrial products.

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

Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 10 through 17 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

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

          11               Statements of Income for the years ended
                           November 30, 1999 and 1998

          12 Statements of Shareholders' Equity for the years ended November 30, 1999 and 1998

          13 Statements of Cash Flows for the years ended November 30, 1999 and 1998

         14-17 Notes to Financial Statements for the years ended November 30, 1999 and 1998


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------


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

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 2, 2000. The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management". The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2000 and such information is incorporated by reference.

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

(a) The following financial statements of the Company are included in pages 10 through 17.

         Report of Independent Public Accountants

         Balance Sheets as of November 30, 1999 and 1998.

         Statements of Income for the years ended November 30, 1999 and 1998.

         Statements of Shareholders' Equity for the years ended November 30, 1999, 1998, 1997.

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

                            MICROPAC INDUSTRIES, INC.



                                             By:   /S/ Nicholas Nadolsky
                                                   -----------------------------
                                                   Nicholas Nadolsky, CEO
                                                   and Chairman of the Board
                                                   (Principal Executive Officer)



                                             By:   /S/ Dave E. Hendon
                                                   -----------------------------
                                                   Dave Hendon, Controller and
                                                   Principal Accounting Officer

Dated:  01/18/2000






Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2000.

/S/ Nicholas Nadolsky                           /S/ H. Kent Hearn
--------------------------------                ----------------------------
Nicholas Nadolsky, Director                     H. Kent Hearn, Director







                                                /S/ James K. Murphey
--------------------------------                ----------------------------
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

                                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
    December 23, 1999



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF NOVEMBER 30, 1999 AND 1998
                        --------------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                             1999       1998
                                 ------                           --------   --------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   502    $   420
    Short-term investments                                          2,933      1,934
    Receivables, net of allowance for doubtful accounts
        of $92 in 1999 and $104 in 1998                             1,579      1,522
    Inventories

        Raw materials and supplies                                  1,246      1,851
        Work-in-process                                               908      1,090
                                                                  -------    -------
                  Total inventories                                 2,154      2,941

    Deferred income taxes                                             249        301
        Prepaid income taxes                                          166       --
    Prepaid expenses and other assets                                  57         19
                                                                  -------    -------
                  Total current assets                              7,640      7,137

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                               80         80
    Buildings                                                         498        498
    Facility improvements                                             678        690
    Machinery and equipment                                         4,493      4,434
    Furniture and fixtures                                            340        349
                                                                  -------    -------
                  Total property, plant, and equipment              6,089      6,051
    Less- Accumulated depreciation                                 (4,945)    (4,812)
                                                                  -------    -------
        Net property, plant, and equipment                          1,144      1,239
                                                                  -------    -------

                  Total assets                                    $ 8,784    $ 8,376
                                                                  =======    =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $   365    $   316
    Accrued payroll                                                   214        332
    Accrued professional fees                                          75         54
    Income taxes payable                                             --          185
        Property taxes                                                 88         93
           Commissions payable                                         45         20
        Other accrued liabilities                                      49         71
                                                                  -------    -------
                  Total current liabilities                           836      1,071
                                                                  -------    -------

DEFERRED INCOME TAXES                                                  43         43
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares,
        3,627,151 outstanding at November 30, 1999 and 1998           363        363
    Paid-in capital                                                   885        885
    Retained earnings                                               6,657      6,014
                                                                  -------    -------
                  Total shareholders' equity                        7,905      7,262
                                                                  -------    -------

                  Total liabilities and shareholders' equity      $ 8,784    $ 8,376
                                                                  =======    =======


   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998
                 ----------------------------------------------
                    (Dollars in thousands except share data)



                                                             1999          1998
                                                         -----------    -----------


NET SALES                                                $    11,468    $    11,556

COSTS AND EXPENSES:
Cost of sales                                                  8,001          7,906
Research and development                                         623            713
Selling, general, and administrative expenses                  2,284          2,327
Interest income                                                 (144)           (88)
                                                         -----------    -----------

                  Total costs and expenses                    10,764         10,858
                                                         -----------    -----------

INCOME BEFORE INCOME TAXES                                       704            698

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        9            300
    Deferred                                                      52            (47)
                                                         -----------    -----------

        Total provision for current and deferred taxes            61            253
                                                         -----------    -----------

NET INCOME                                               $       643    $       445
                                                         ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                     $       .18    $       .12
                                                         ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted       3,627,151      3,627,151
                                                         ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998
                 ----------------------------------------------
                             (Dollars in thousands)

                                    Common     Paid-in    Retained
                                    Stock      Capital    Earnings     Total
                                   ------     ------      ------      ------


BALANCE, November 30, 1997         $  363     $  885      $5,569      $6,817

    Net income for 1998              --         --           445         445
                                                                      ------

BALANCE, November 30, 1998            363        885       6,014       7,262

    Net income for 1999              --         --           643         643
                                   ------     ------      ------      ------

BALANCE, November 30, 1999         $  363     $  885      $6,657      $7,905
                                   ======     ======      ======      ======























   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                         1999       1998
                                                                        -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   643    $   445
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                    241        148
           Loss on disposal of equipment                                     15       --
           Deferred tax provision                                            52        (47)
           Changes in certain current assets and current liabilities-
              (Increase) decrease in receivables, net                       (57)       890
              Decrease (increase) in inventories                            787       (177)
              Increase in prepaid expenses and other assets                 (38)       (12)
              Increase in current year prepaid income taxes                (166)      --
              Increase (decrease) in accounts payable                        49       (491)
              Decrease in accrued payroll                                  (118)       (10)
              (Decrease) increase in income taxes payable                  (185)        75
              Increase (decrease) in all other accrued liabilities           19        (53)
                                                                        -------    -------

                  Total adjustments                                         599        323
                                                                        -------    -------

                  Net cash provided by operating activities               1,242        768
                                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                      (999)      (391)
    Additions to property, plant, and equipment, net                       (161)       (63)
                                                                        -------    -------

                  Net cash used in investing activities                  (1,160)      (454)
                                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --         --
                                                                        -------    -------

NET INCREASE IN CASH                                                         82        314
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, beginning of year                                420        106
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, end of year                                  $   502    $   420
                                                                        =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                              $  --      $  --
                                                                        =======    =======
    Cash paid for income taxes, net of refunds received                 $   362    $   230
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

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with original maturities greater than 90 days. These investments are reported at historical cost which approximates fair market value as of November 30, 1999 and 1998.

Inventories
-----------

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.

Income Taxes
------------

Deferred income taxes are recorded for temporary differences between financial and tax reporting.

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

     Buildings.............................................................15
     Facility improvements...............................................8-15
     Furniture and fixtures...............................................5-8
     Machinery and equipment.............................................5-10

Basic Earnings Per Share
------------------------

Basic Earnings per share are computed based upon the weighted average number of shares outstanding during the year.

The Company was required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") - "Earnings Per Share" in fiscal 1998. SFAS No. 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS NO. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Adoption of this statement had no impact on the Company's fiscal 1999 or 1998 financial statements since the Company has no common stock equivalents.

Use of Estimates
----------------

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

Reclassifications
-----------------

Certain amounts have been reclassified to conform to current year presentation.

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

4.   LEASE COMMITMENTS:
     ------------------

Rent expense for the years ended November 30, 1999 and 1998, was approximately $42,000 and $39,000 respectively.

Future minimum lease payments under non-cancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

                2000                        $35,000
                2001                         35,000
                2002                         35,000
                2003                         35,000
                2004                         20,400

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



6.   INCOME TAXES:
     -------------

The Company  accounts for its income  taxes  according to Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November
30:

                                                                          1999          1998
                                                                       ---------      --------

                  Current (Benefit) Provision-
                      Federal                                           $(14,000)     $238,000
                      State                                               23,000        62,000
                                                                       ---------      -------
                                                                           9,000       300,000
                  Deferred Provision (Benefit)-

                      Federal                                             52,000       (47,000)
                                                                       ---------      --------

                               Total                                     $61,000      $253,000
                                                                       =========      ========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                         1999            1998
                                                                       ---------       ---------

         Tax at 34% statutory rate                                      $239,000       $238,000
         State income taxes, net of federal benefit                       15,000         41,000
         Non taxable life insurance benefit                             (212,000)       -
         Other                                                            19,000        (26,000)
                                                                       ---------       --------

                  Income tax provision                                 $  61,000       $253,000
                                                                       =========       ========


The components and changes in deferred tax assets and liabilities were as follows:

                                                                                  Deferred
                                                                                 (Provision)
                                                          November 30, 1999        Benefit       November 30,1998
                                                          -----------------    ---------------   ----------------
         Current Deferred Tax Assets-

              Allowance for doubtful accounts                 $  34,000          $  (5,000)          $  39,000
              Inventory                                         148,000            (22,000)            170,000
              Accrued liabilities and other                      67,000            (25,000)             92,000
                                                              ---------          ----------          ---------

                  Net current deferred tax                     $249,000           $(52,000)           $301,000
                                                               ========           ========            ========

         Non-current Deferred Tax Liabilities-

              Depreciation and other                          $  43,000                              $  43,000
                                                              ---------                              ---------

              Net noncurrent deferred tax                     $  43,000                              $  43,000
                                                              =========                              =========

      Deferred tax provision                                                      $(52,000)
                                                                                  ========


7.   SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 72% of total sales in 1999 and 80% of total sales in 1998. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 1999, the Company had two customers that accounted for 18.8% and 11.8% respectively of the Company's annual sales. The Company had no customers that accounted for more than 10% of the Company's annual sales for fiscal 1998.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 1999



                                NICHOLAS NADOLSKY
                           Chief Executive Officer and
                              Chairman of the Board

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


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