Form 10QSB
period 2000-02-26
MICROPAC INDUSTRIES INC
filed 2000-04-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval

OMB Number XXXX-XXXX
Expires Approval Pending

Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 26, 2000

              For the Transition Period from_________ to _________

                          Commission File Number 0-5109

                            MICROPAC INDUSTRIES, INC.


         Delaware                                             75-1225149
------------------                                        -------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

         905 E. Walnut, Garland, Texas                          75040
--------------------------------------                      --------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's Telephone Number, including Area Code         (972) 272-3571
                                                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                     No
   ---------                                                    ---------

At November 30, 1999, and February 26, 2000 there were 3,627,151 shares of registrant's common stock outstanding. On that date, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

Traditional Small Business Disclosure Format

Yes    X                                                     No
   ---------                                                    ---------

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 26, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Statements of Operations for the three months
           ended February 26, 2000 and February 27, 1999
         Condensed Balance Sheets
         Condensed Statements of Cash Flows
         Notes to Condensed Financial Statements

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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data )
                                   (unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                          For the three months ended
                                                           2/26/00        2/27/99


Sales, Net of Returns & Allowances                        $     2,958    $     2,627

Cost of Goods Sold                                             (2,191)        (1,984)
                                                          -----------    -----------

                   Gross Margin                                   767            643

Selling, General & Administrative Expense                        (557)          (531)
                                                          -----------    -----------

    Pre-Tax Income                                                210            112

Provision for Income Taxes                                        (84)           (45)
                                                          -----------    -----------

    Net Income                                            $       126    $        67
                                                          ===========    ===========

Net Income Per Share                                      $       .03    $       .02

Dividends per Share                                              --             --

Weighted Average Number of Shares                           3,627,151      3,627,151





These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET

                             (Dollars in thousands )

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                                       2/26/00   11/30/99


     Cash                                                                            $   414    $   502
     Short term investments                                                            3,265      2,933
     Receivables, net of allowance for doubtful accounts                               1,626      1,579
       approximately $95 on February 26, 2000
             and $92 on November 30, 1999
     Inventories:
         Raw materials, process supplies                                               1,171      1,246
         Work-in process                                                                 760        908
     Prepaid income taxes                                                                 82        166
       Prepaid and other current assets                                                   28         57
       Deferred income taxes                                                             249        249
                                                                                     -------    -------
                                  Total current assets                                 7,595      7,640

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                                 80         80
     Buildings                                                                           498        498
     Facility improvements                                                               678        678
     Machinery and equipment                                                           4,595      4,493
     Furniture and fixtures                                                              366        340
                                                                                     -------    -------
                               Total property, plant, and equipment                    6,217      6,089
         Less accumulated depreciation                                                (5,007)    (4,945)
                                                                                     -------    -------
     Net property, plant and equipment                                                 1,210      1,144
                                                                                     -------    -------

                                      Total assets                                   $ 8,805    $ 8,784
                                                                                     =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $   337    $   365
     Accrued payroll                                                                     154        214
     Accrued professional fees                                                            79         75
     Other accrued liabilities                                                           162        182
                                                                                     -------    -------
                                        Total current liabilities                        732        836

DEFERRED INCOME TAXES                                                                     42         43
SHAREHOLDER' EQUITY
       Common stock, $.10 par value, authorized 10,000,000 shares                        363        363
           3,627,151 outstanding at February 26, 2000 and November 30, 1999
       Paid in capital                                                                   885        885
       Retained earnings                                                               6,783      6,657
                                                                                     -------    -------
                 Total shareholders' equity                                            8,031      7,905
                                                                                     -------    -------
                                        Total liabilities and shareholders' equity   $ 8,805    $ 8,784
                                                                                     =======    =======




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                           2/26/00  2/27/99

     Net Income                                                  $ 126    $  67
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                          62       59
         Changes in current assets and liabilities:
             Accounts receivable                                   (47)     109
             Inventories                                           223      241
             Prepaid expenses & other current assets                29        6
             Income taxes, prepaid and deferred                     83      (56)
             Accounts payable                                      (28)     (72)
             Payroll & withholdings                                (60)     (28)
             Accrued liabilities                                   (16)     (50)
                                                                 -----    -----

         Net cash from operating activities                        372      276

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in short term investments                        (332)    (209)
        Additions to property, plant and equipment                (128)     (12)
                                                                 -----    -----
         Net cash used in investing activities                    (460)    (221)

Net increase (decrease) in cash                                    (88)

Cash  at beginning of period                                       502      420
                                                                 -----    -----

Cash at end of period                                            $ 414    $ 475
                                                                 =====    =====


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1. Sales for the first quarter of 2000 totaled $2,958,000 compared to $2,627,000 for the same period of 1999. Current period sales increased over the first quarter 1999, due to increased quick turn orders for some of the Company's products. Profits after taxes for the comparable periods of 2000 versus 1999 totaled $126,000 and $67,000 respectively. Net earnings were impacted primarily by changes in product mix shipped for the comparable quarters and lower manufacturing costs in the current period. The down turn of new orders for military, space and some of the Company's commercial products continue to hamper overall growth of the Company.

2. Cost of sales for the comparable first quarters of 2000 and 1999 totaled $2,191,000 and $1,984,000 respectively. Cost of goods sold in the first quarter 2000 totaled 74.1% of related revenues compared to 75.5% in the same quarter 1999. The decrease in total cost of sales for the comparable periods is primarily related to decreased cost of labor and manufacturing overheads. Materials cost increased for the same period due to changes in product mix. Research and development expenses decreased as a percentage of net sales while actual dollars expensed were relatively stable.

3. Selling, general and administrative expenses totaled $557,000 or 18.8% of net revenues in the first quarter 2000 compared to $531,000 or 20.2% of net revenues in the first quarter 1999. Commission expenses were stable at 3.9% of net revenues compared to 4.0% for inside sales expenses and 10.9% for general and administrative expenses. In actual dollars expensed, selling general and administrative expenses increased approximately $26,000 with inside sales expenses increasing $2,000 compared to an increase of $13,000 for commission expense and $11,000 for general and administrative expenses.

4. Net income per share for the first quarter 2000 versus 1999 totaled $0.03 and $0.02 respectively. The Company has not offered stock incentives to its executive officers or employees and does not have this liability; therefore, the diluted value per share remains at $0.03 and $0.02 per share for the respective quarters.

5. New orders for the first quarter 2000 totaled approximately $2,318,000 compared to $2,277,000 in the first quarter 1999, an increase of 1.5%.

6. Backlog for the first quarter 2000 totals $3,703,000 compared to $4,863,000 for the first quarter of 1999 and represents a 24% decrease in the comparable periods. The reduction in backlog is largely related to lack of new and repeat orders from the military, space and oil exploration industries. The Company is addressing the backlog decline by developing new standard products which are suited to both industrial and high reliability market applications; and has recently reorganized and increased staffing of the sales /marketing departments to execute new sales initiatives and increase market penetration. The current backlog represents a good mix of the Company's product and most of the backlog is scheduled to ship in 2000.

7. Raw materials and process supply inventories decreased approximately ($75,000) and work in process inventories decreased ($148,000) since November 30, 1999. The decrease in inventories is related to a decreased backlog, and improved controls in raw material purchases and scheduling.

8. Accounts receivable increased approximately $47,000 since November 30, 1999. The increase is related to increased sales in the first quarter. Days of revenue outstanding totaled 48 days for the quarter ended February 26, 2000 compared to 50 days at November 30, 1999.

9. Liabilities decreased ($104,000) for the first quarter 2000 due to reductions in accrued payroll , accounts payable and accrued liabilities.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.           CHANGES IN SECURITIES       - None
                  ---------------------

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES     -None
                  --------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS    - None
                  -------------------------------------------------

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

                                             MICROPAC INDUSTRIES, INC.


April 7, 2000                                /S/ Nicholas Nadolsky
---------------                              -------------------------
Date                                             Nicholas Nadolsky
                                             Chairman of the Board/CEO


April 7, 2000                                /S/  Dave Hendon
---------------                              -------------------------
Date                                              Dave Hendon
                                                  Controller