Form 10QSB
period 2000-05-27
MICROPAC INDUSTRIES INC
filed 2000-07-06
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval

OMB Number XXXX-XXXX
Expires Approval Pending

Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 27, 2000

              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                 75-1225149
------------------                             ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                             75040
-----------------------------                        ------------------
(Address of Principal Executive Office)                 (Zip Code)


Registrant's Telephone Number, including Area Code             (972) 272-3571
                                                             ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                            No
   ---------------                       ----------------




At November 30, 1999 and May 27, 2000, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 27, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

          Condensed  Statements  of Income  for the three  months and six months ended May 27, 2000 and May 29, 1999
          Condensed Balance Sheets
          Condensed Statements of Cash Flows

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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS

                                 (in thousands)
                                   (unaudited)



PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement


                                                 Statement of Income        Statement of Income
                                                For three months ended          Year-to-date
                                                5/27/00       5/29/99       5/27/00      5/29/99
                                                -------       -------       -------      -------

Sales, Net of Returns & Allowances              $ 2,450       $ 2,875       $ 5,408      $ 5,502

Cost of Goods Sold                               (1,808)       (2,117)       (3,999)      (4,101)
                                                -------       -------       -------      -------

    Gross Margin                                $   642       $   757       $ 1,409      $ 1,401

Selling, General & Administrative Expense          (584)         (597)       (1,184)      (1,145)

Miscellaneous interest income                        52            27            96           44
                                                -------       -------       -------      -------

    Pre-Tax Income                              $   110       $   187       $   321      $   300

Provision for Income Taxes                          (44)          (75)         (128)        (120)
                                                -------       -------       -------      -------

    Net Income                                  $    66       $   112       $   193      $   180
                                                =======       =======       =======      =======

Net Income Per Share                            $   .02       $   .03       $   .05      $   .05

Dividends per Share                                --            --            --           --

Weighted Average Number of Shares                 3,627         3,627         3,627        3,627



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                             (dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                           5/27/00    11/30/99
                                                                         -------    --------


     Cash                                                                $    89    $   502
     Short term investments                                                3,712      2,933
     Receivables, net of allowance for doubtful accounts of                1,557      1,579


     $95 on May 27, 2000 and $92 on November 30, 1999
     Inventories:
         Raw materials                                                     1,124      1,246
         Work-in process                                                     972        908
     Prepaid expenses and other current assets                                28         57
     Deferred income tax                                                     248        249
        Prepaid income  taxes                                               --          166
                                                                         -------    -------
                                  Total current assets                     7,730      7,640

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80         80
     Buildings                                                               498        498
     Facility improvements                                                   678        678
     Machinery and equipment                                               4,609      4,493
     Furniture and fixtures                                                  373        340
                                                                         -------    -------

                               Total property, plant, and equipment      $ 6,238    $ 6,089

         Less accumulated depreciation                                    (5,071)    (4,945)
                                                                         -------    -------

     Net property, plant and equipment                                     1,167      1,144
                                                                         -------    -------

                                      Total assets                       $ 8,897    $ 8,784
                                                                         =======    =======



CURRENT LIABILITIES:
     Accounts payable                                                    $   321    $   365
     Accrued payroll                                                         136        214
     Accrued professional fees                                                86         75
     Other accrued liabilities                                               146        182
     Income taxes payable                                                     68       --
                                                                         -------    -------

                                 Total current liabilities                   757        836

DEFERRED INCOME TAXES                                                         42         43

SHAREHOLDERS' EQUITY
     Common stock, $.10 par value, authorized 10,000,000 shares              363        363
          3,627,151 outstanding at May 27, 2000 and November 30, 1999
     Paid-in capital                                                         885        885
     Retained earnings                                                     6,850      6,657
                                                                         -------    -------

                                  Total shareholders' equity               8,097      7,905
                                                                         -------    -------

                            Total liabilities and shareholders' equity   $ 8,897    $ 8,784
                                                                         =======    =======


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                 5/27/00    5/29/99
                                                                      --------   -------

     Net Income                                                       $   193    $   180
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                                124        118
         Changes in current assets and liabilities:
             Accounts receivable                                           22       (108)
             Inventories                                                   58        415
             Prepaid expenses & other current assets                      195         24
             Income taxes                                                  68        (92)
             Accounts payable                                             (44)        23
             Payroll & withholdings                                       (78)      (175)
             Accrued liabilities                                          (23)        (5)
                                                                      -------    -------
                                Net cash from operating activities        515        380

CASH FLOWS FROM INVESTING ACTIVITIES:
        (Increase)/ decrease in short term investments                   (779)       485
        Additions to property, plant and equipment                       (149)       (92)
                                                                      -------    -------
                              Net cash used in investing activities      (928)       393

Net increase (decrease) in cash                                          (413)       773

Cash at beginning of period                                               502        420
                                                                      -------    -------

Cash at end of period                                                 $    89    $ 1,193
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

                            MICROPAC INDUSTRIES, INC.
ITEM 2         MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



1. Sales for the second quarter and year to date 2000 totaled $2,450,000 and $5,408,000 respectively. Sales for the second quarter decreased (14.8%) or ($425,000) below sales for the same period of 1999 while year to date sales in 2000 were down (1.7%) or ($94,000) below the first six months of 1999. Although the Company's backlog for the comparable periods ended May 2000 versus May 1999 increased $877,000, sales were down due to lack of shippable backlog for the second quarter 2000.

2. Cost of sales for the second quarter 2000 totaled 73.8% of net sales versus 73.6% for the comparable second quarter of 1999 while cost of sales year-to-date 2000 totaled 73.9% of net sales compared to 74.5% for the same six month period of 1999.

3. Selling, general and administrative expenses for the second quarter of 2000 totaled 23.8% of sales compared to 20.8% for the second quarter in 1999. Year to date selling, general and administrative expenses totaled 21.9% of revenues compared to 20.8% for the same six months in 1999; with the increase attributable to increased selling expense.

4. Net income in the second quarter was $66,000, compared to $112,000 for the comparable period of 1999; resulting in pretax income of $321,000 for the six months ended May 2000, compared to $300,000 for the first six months of 1999. Income per share for the second quarters 2000 versus 1999 totaled $.02 and $.03 respectively while year to date income per share totaled $ .05 for the comparable six months of 2000 and 1999.

5. New orders for the second quarter and year to date 2000 totaled $4,138.000 and $6,467,000 respectively compared to $2,508,000 and $ $4,785,000 for the comparable periods of 1999. The new orders are for add-on's to existing contracts re-buys for certain custom products as well as orders for some of the Company's new standard products.

6. Backlog totaled $5,355,000 on May 27, 2000 in comparison to $4,478,000 as of May 29, 1999 and $4,360,000 on November 30, 1999. The backlog increase is a result of strong bookings in the second quarter. The backlog reflects a good mix of the Company's products, and shipments of a significant amount of the backlog are estimated to be made in fiscal 2000.

7. Assets totaled $8,897,000 as of May 27, 2000 compared to $8,784,000 as of November 30, 1999, an increase of $113,000. The increase is attributed primarily to increased current assets. The largest changes occurred in short term investments totaling $779,000, which was offset by a decrease in cash totaling ($413,000), a decrease in prepaid taxes totaling ($166,000) and a decrease in inventories totaling ($58,000). The decrease in prepaid taxes was due to a refund due the Company on 1999's tax return. Cash derived from the tax refund and cash from the Company's operating accounts were used to purchase additional certificates of deposit. Inventories decreased due to increased shipments in May and emphasis on materials management.

8. Cash and short term investments as of May 27, 2000 totaled $3,801,000 compared to $3,435,000 on November 1999 an increase of $366,000. The increase in cash and short term earnings combined is related to cash derived from retained earnings and changes in operating activities.

9. Accounts receivable totaled $1,557,000 as of May 27, 2000 representing a decrease of ($22,000) from November 30, 1999. Days' sales totaled 57 days on May 27, 2000 compared to 50 days on November 30, 1999.

10. Inventories totaled $2,096,000 at the end of the second quarter compared to $2,154,000 on November 30, 1999, a decrease of ($58,000). Inventories are comprised of raw material and work-in-process. Raw materials and work-in-process inventories at the end of the second quarter 2000 totaled $1,124,000 and $972,000 respectively compared to $1,246,000 and $908,000 on
     November 30, 1999. Since November 30, 1999, raw materials inventories decreased ($122,000) while work-in-process increased $64,000. The changes in inventories are related to production requirements and improved purchasing and materials control.

11. Current Liabilities total $757,000 as of the end of the second quarter 2000 and represents a decrease of ($79,000) since the fiscal year end of 1999. The decrease in liabilities is related to the reduction of accounts payable, reduction of reserves for product returns, reduced accrued payroll expenses pertaining to decreased employee count, offset by increased accrued tax liabilities for the current year.

12. Shareholders' equity has increased $192,000 in the first six months of 2000. Earnings per share for the six month period was $0.05 per share.




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

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

                  None

ITEM 3.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
                  -------------------------------------------------

                  The annual stockholders' meeting was held on March 2, 2000 at which time directors were elected to serve until the next annual meeting of shareholders in 2001.

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

                                             MICROPAC INDUSTRIES, INC.


6-27-00
---------------------------                  --------------------------
Date                                                Nicholas Nadolsky
                                             Chairman of the Board/CEO


6-27-00
---------------------------                  --------------------------
Date                                                 Dave Hendon
                                                     Controller