Form 10QSB
period 2000-08-26
MICROPAC INDUSTRIES INC
filed 2000-10-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 26, 2000

              For the Transition Period from_________ to _________
                          Commission File Number 0-5109

                            MICROPAC INDUSTRIES, INC.




        Delaware                                           75-1225149
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                 75040
-----------------------------                               ----------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's Telephone Number, including Area Code        (972) 272-3571
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


At November 30, 1999 and August 26, 2000, there were 3,627,151 shares of registrant's common stock outstanding. On these dates, the aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 August 26, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    Condensed  Statements  of  Income  for the  three
                         months and nine months ended August 26, 2000
                         and August 28, 1999
                    Condensed Balance Sheets
                    Condensed Statements of Cash Flows

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


SIGNATURES



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                              Statement of Income          Statement of Income
                                            For three months ended            Year-to-date
                                            8/26/00        8/28/99       8/26/00        8/28/99
                                            -------        -------       -------        -------

Sales, Net of Returns & Allowances          $ 3,566        $ 2,678       $ 8,974        $ 8,180

Cost of Goods Sold                           (2,442)        (2,118)       (6,441)        (6,219)
                                            -------        -------       -------        -------

    Gross Margin                            $ 1,124        $   560       $ 2,533        $ 1,961

Selling, General & Administrative Expense      (618)          (530)       (1,803)        (1,675)

Miscellaneous interest income                    65             43           162             87
                                            -------        -------       -------        -------

    Pre-Tax Income                          $   571        $    73       $   892        $   373

Provision for Income Taxes                     (228)           (29)         (357)          (149)
                                            -------        -------       -------        -------

    Net Income                              $   343        $    44       $   535        $   224
                                            =======        =======       =======        =======

Net Income Per Share                        $   .09        $   .01       $   .15        $   .06

Dividends per Share                            --             --            --             --

Weighted Average Number of Shares             3,627          3,627         3,627          3,627



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                             (dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            8/26/00   11/30/99
                                                                          -------    -------
     Cash                                                                 $  --      $   502
     Short term investments                                                 3,775      2,933
     Receivables, net of allowance for doubtful accounts of                 2,242      1,579
     $93 on August 26, 2000 and $92 on November 30, 1999

     Inventories:
         Raw materials                                                      1,148      1,246
         Work-in process                                                      902        908
     Prepaid expenses and other current assets                                 44         57
     Deferred income tax                                                      249        249
        Prepaid income  taxes                                                --          166
                                                                          -------    -------
                       Total current assets                                 8,360      7,640

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                      80         80
     Buildings                                                                498        498
     Facility improvements                                                    718        678
     Machinery and equipment                                                4,664      4,493
     Furniture and fixtures                                                   381        340
                                                                          -------    -------
                       Total property, plant, and equipment               $ 6,341    $ 6,089

         Less accumulated depreciation                                     (5,128)    (4,945)
                                                                          -------    -------

Net property, plant and equipment                                           1,213      1,144
                                                                          -------    -------

                       Total assets                                       $ 9,573    $ 8,784
                                                                          =======    =======

                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $   518    $   365
     Accrued payroll                                                          131        214
     Accrued professional fees                                                 95         75
     Other accrued liabilities                                                170        182
     Income taxes payable                                                     177       --
                                                                          -------    -------

                       Total current liabilities                            1,091        836

DEFERRED INCOME TAXES                                                          42         43

SHAREHOLDERS' EQUITY
     Common stock, $.10 par value, authorized 10,000,000 shares               363        363
         3,627,151 outstanding at August 26, 2000 and November 30, 1999
     Paid-in capital                                                          885        885
     Retained earnings                                                      7,192      6,657
                                                                          -------    -------

                       Total shareholders' equity                           8,440      7,905
                                                                          -------    -------

                       Total liabilities and shareholders' equity         $ 9,573    $ 8,784
                                                                          =======    =======


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                 8/26/00    8/28/99
                                                                      -------    -------
     Net Income                                                       $   535    $   224
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                                182        176
         Changes in current assets and liabilities:
             Accounts receivable                                         (663)       (85)
             Inventories                                                  104        565
             Prepaid expenses & other current assets                      179          3
             Income taxes                                                 177       (139)
             Accounts payable                                             153         56
             Payroll & withholdings                                       (83)      (157)
             Accrued liabilities                                            8         50
                                                                      -------    -------
                              Net cash from operating activities          592        693

CASH FLOWS FROM INVESTING ACTIVITIES:
        (Increase)/ decrease in short term investments                   (842)      (815)
        Additions to property, plant and equipment                       (252)      (106)
                                                                      -------    -------
                              Net cash used in investing activities    (1,093)      (921)

Net increase (decrease) in cash                                          (502)      (228)

Cash at beginning of period                                               502        298
                                                                      -------    -------

Cash at end of period                                                 $  -0-     $    70
                                                                      =======    =======


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period. Certain prior year balances have been reclassified to conform to current year presentation.

                            MICROPAC INDUSTRIES, INC.
ITEM 2        MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1. Sales for the third quarter and year to date 2000 totaled $3,566,000 and $8,974,000 respectively compared to $2,678,000 and $8,180,000 for the comparable periods in 1999. Sales for the third quarter 2000 increased 33.2% above sales for the same period of 1999 while year to date sales in 2000 increased 9.7% above the comparable three quarters sales results of 1999. Increased new orders and shipments against long-running contracts were the primary reasons for increased revenues for the third quarter.

2. Cost of sales, as a percentage of net sales for the third quarter and year to date 2000, totaled 68.5% and 71.8% respectively versus 79.1% and 76.0% for the comparable quarter and year to date in 1999. The reduction in percentage for the comparable periods is related to changes in product mix, improved labor efficiencies and lower indirect cost.

3. Selling, general and administrative expenses for the current quarter of 2000 totaled 17.3% of sales compared to 19.8% for the third quarter in 1999. Year to date selling, general and administrative expenses totaled 20.1% of revenues compared to 20.5% for the same nine months in 1999. The decrease in percentage for the comparable quarters and nine months is primarily related to increased sales in the current periods. The increase when compared in dollars is primarily related to increased selling expenses.

4. Net income in the third quarter totaled $343,000 compared to $44,000 for the same period of 1999. Year to date, net income totaled $535,000 in 2000 compared to $224,000 in 1999. Income per share for the comparable third quarters of 2000 versus 1999 totaled $.09 and $.01 respectively. Year to date income per share totaled $ .15 and $.06 respectively for 2000 versus 1999. The increase in net income is related primarily to reduced cost of sales as a percentage of net sales for the comparable periods.

5. New orders for the third quarter and year to date 2000 totaled $3,791,000 and $10,236,000 respectively compared to $3,374,000 and $ $8,159,000 for the comparable periods of 1999. New orders are comprised of add-ons to existing contracts and re-buys for certain custom products as well as orders for some of the Company's new standard products. The Company is experiencing an increase in new customers.

6. Backlog totaled $5,572,000 on August 26, 2000 compared to $5,164,000 as of August 28, 1999 and $4,360,000 on November 30, 1999. The backlog increase is a result of strong bookings in the second and third quarters of 2000. The backlog reflects a good mix of the Company's products, and shipments of a significant amount of the backlog are estimated to be made within six months.

7. Assets totaled $9,573,000 as of August 26, 2000 compared to $8,784,000 on November 30, 1999, an increase of $789,000. The increase is attributed primarily to increased current assets. Increases in short term investments and accounts receivable were partially offset by decreased cash and prepaid income taxes. Short-term investments increased $842,000 as excess cash was invested in certificates of deposit. Accounts receivable increased $663,000 due to increased sales in the third quarter and a temporary slow down in collections of accounts receivable for the period ended August 26, 2000.
     Prepaid taxes decreased ($166,000) due to a refund received on overpaid taxes. Cash decreased ($502,000) due to increased investing activities. Minor decreases occurred in inventories and prepaid expenses totaling ($116,000). The increase in property, plant and equipment was $70,000, net of depreciation.

8. Cash and short term investments as of August 26, 2000 totaled $3,775,000 compared to $3,435,000 on November 30, 1999, an increase of $340,000.

9. Accounts receivable totaled $2,242,000 on August 26, 2000 and represents an increase of $663,000 from November 30, 1999. Days' sales totaled 57 days on August 26, 2000 compared to 50 days on November 30, 1999.

10. Combined Inventories totaled $2,050,000 on August 26, 2000 compared to $2,154,000 on November 30, 1999, a decrease of ($104,000). Inventories are comprised of raw material and work-in-process. Raw materials and work-in-process inventories totaled $1,148,000 and $902,000 respectively for the third quarter 2000 compared to $1,246,000 and $908,000 on November 30, 1999. Raw materials inventories have decreased ($98,000) while work-in-process decreased ($6,000) since the beginning of the fiscal year. The changes in inventories are related to production requirements.

11. Current Liabilities totaled $1,091,000 on August 26, 2000 and represents an increase of $255,000 since November 30, 1999. The increase is related primarily to short-term increases in accounts payable and income taxes payable generated during the third quarter 2000.

12. Shareholders' equity has increased $535,000 since November 30, 1999. Earnings per share for the quarter totaled $0.09 and $0.15 year to date. In comparison, third quarter and year to date results for 1999 totaled $0.01 and $0.06 respectively.

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

                            MICROPAC INDUSTRIES, INC.


9-27-00                                           /s/  Nicholas Nadolsky
-------                                          -------------------------
Date                                             Nicholas Nadolsky
                                                 Chairman of the Board/CEO


9-27-00                                           /s/  Dave Hendon
-------                                          -------------------------
Date                                             Dave Hendon
                                                 Controller