Form 10KSB
period 2000-11-30
MICROPAC INDUSTRIES INC
filed 2001-01-24
CIK 65759

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB

(Mark One)
    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                     For the fiscal year ended November 30, 2000

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

-----------------------------                      -----------------------------

-----------------------------                      -----------------------------

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

              Revenues for its most recent fiscal year: $12,975,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,627,151 as of November 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business
----------------


INTRODUCTION
------------

Micropac Industries, Inc. (the "Company") manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers and medical devices.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. Present control succeeded in 1974. The stock was publicly held by 591 shareholders on November 30, 2000.

PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 64% of the Company's sales for the fiscal year ended November 30, 2000, and 50% in 1999; standard components are estimated to account for approximately 36% of the Company's sales for the fiscal year ended November 30, 2000, and 50% for fiscal 1999.

In 2000, the Company's investment in technology, which was expensed, totaled approximately $503,000 ($623,000 in 1999). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 8% of the sales for fiscal years 2000 and 1999 were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

CUSTOMERS
---------

The  Company's  major  customers  include   contractors  to  the  United  States
government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 62% of the Company's fiscal net sales in 2000 compared to 72% in 1999.

During 2000, two customers accounted for more than 10% of the Company's sales. Sales to these customers were 28% and 15% respectively of net sales for the year ended November 30, 2000. In comparison, two customers accounted for 19% and 12% sales respectively in 1999.

BACKLOG
-------

At November 30, 2000, the Company had a backlog of unfilled orders totaling approximately $5,492,000 compared to approximately $4,360,000 at November 30, 1999. The Company expects to complete and ship most of its November 30, 2000, backlog during fiscal 2001.

EMPLOYEES
---------

At November 30, 2000, the Company had 138 full-time employees (compared to 118 at November 30, 1999), of which 25 were executive and managerial employees, 30 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 63 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

RISK FACTORS
------------

Pricing Pressures. Pricing pressures continue to be experienced by the Company from some of its OEM customers. In some cases, the Company sells product under agreements with OEMs that require the Company, at regular intervals, to review the pricing structure for possible reduction in selling price for future orders. This requires the Company to improve its productivity and to approach its supplier chain requesting similar pricing reductions. If one or both of the approaches by the Company does not succeed, product gross margins will decrease affecting the Company's net earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2000.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2000, there were approximately 591 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock. The stock of the company is closely held and therefore, certain shareholders have the ability to significantly influence decisions.

On January 10, 2001, the Company's board of directors approved a dividend declaration of $0.10 per share for shareholders on record as of February 1, 2001.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company currently does not have an existing line of credit with a banking institution. The Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof. If needed, the Company feels confident that a line of credit can be established.

The Company realized $1,565,000 in cash flows from operations in 2000, primarily the result of net income before depreciation offset by an increase in accounts receivable. Accounts receivable net, increased by approximately $322,000 when comparing the results at November 30, 2000, to November 30, 1999. The increase is related to increased sales in the comparable fourth quarters of 2000 versus 1999. Day's sales in receivables totaled approximately 43 days as of November 30, 2000, compared to 50 days at November 30, 1999.

The Company used $818,000 in cash for investing activities comprised of $333,000 in additions to property, plant and equipment and $485,000 in net short term investments.

The Company at November 30, 2000, has approximately $3,418,000 invested in short-term certificates of deposit, and $824,000 invested in a money market fund. In comparison, prior year investments totaled $2,933,000 at November 30, 1999. On January 15, 2001, the Company's board of directors approved the repurchase of approximately 500,000 shares of common stock at $2.50 per share from a significant individual shareholder who is also a member of management.

Company management believes it will meet its 2001 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2000.

Results of Operations 2000 vs. 1999
-----------------------------------

Sales in 2000 were approximately $12,975,000, an increase of 13.1% compared to 1999 sales. The increase in sales is attributed to increased bookings for the Company. The Company increased its sales staff in an effort to get additional orders and build its backlog of new orders. The Company's backlog as of November 30, 2000, was approximately $5,492,000, compared to approximately $4,360,000 on November 30, 1999. New orders for fiscal year 2000 totaled $ 14,200,000.

Cost of sales, as a percentage of net sales, was 67.9% in 2000 compared to 69.7% in 1999. The decrease as a percentage of net sales is due to changes in product mix for the comparable years. Expenses for research and development totaled $503,000 in 2000 compared to $623,000 in 1999. Most of the research and development expenses were concentrated on expanding the company's line of solid state relays, power operational amplifiers and optocouplers to include radiation hardened products, and improving manufacturing processes.

Selling, general, and administrative expenses increased approximately $218,000 and totaled 19.3% of net sales in 2000 compared to 19.9% in 1999. The increase in dollars is primarily related to an increased sales staff and their related salaries and to increased commission expenses generated by increased sales for the year.

Income before taxes for fiscal 2000 were approximately $1,394,000 or 10.7% of net sales, compared to $704,000 or 6.1% of net sales in fiscal 1999. Net income totaled approximately $852,000 or $.23 per share, in 2000 versus 1999 net earnings of $643,000 or $.18 per share. Net income increased in 2000 due to increased sales and a stable cost of sales and selling general and administrative expenses when viewed as a percentage of net sales, partially offset by a higher effective tax rate.

The Company's backlog as of November 30, 2000, was approximately $5,492,000, compared to approximately $4,360,000 on November 30, 1999. New order for fiscal 2000 totaled $14,200,000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. Statement of Financial Accountings Standards No. 133 is effective for us beginning December 1, 2000. The company does not currently have any derivative financial instruments and therefore, will not be impacted by this pronouncement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. The company will adopt SAB 101 as required in the fourth quarter of fiscal 2001. Management is currently evaluating the impact of SAB 101, but we believe that SAB 101 will not have a significant effect on our financial position or results of operations based on current interpretations.

In September 2000, the FASB reached a consensus on EITF 00-10 "Accounting for Shipping and Handling of Merchandise". This pronouncement requires the company to classify billed freight as revenue and freight cost to be recorded as cost of sales or otherwise disclosed. The company will adopt this pronouncement in the first quarter of fiscal 2001 and does not expect it to have a significant effect on our financial position or results of operations.

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

       Page No.
       --------

          10               Report of Independent Public Accountants

          11               Balance Sheets as of
                           November 30, 2000 and 1999

          12               Statements of Income for the years ended
                           November 30, 2000 and 1999

          13 Statements of Shareholders' Equity for the years ended November 30, 2000 and 1999

          14 Statements of Cash Flows for the years ended November 30, 2000 and 1999

         15-18 Notes to Financial Statements for the years ended November 30, 2000 and 1999

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information relating to the Company's Directors and executive officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 1, 2001. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2001, and such information is incorporated by reference.

Item 10. Executive Compensation
-------------------------------

Information relating to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 1, 2001. The information in the proxy is set forth under the heading "Executive Compensation." The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2001, and such information is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 1, 2001. The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2001, and such information is incorporated by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transaction with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on March 1, 2001. The proxy statement will be filed with the Securities and Exchange Commission on or about February 1, 2001, and such information is incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

None

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

                                             MICROPAC INDUSTRIES, INC.



                                             By:   /S/ Nicholas Nadolsky
                                                   -----------------------------
                                                   Nicholas Nadolsky, CEO
                                                   and Chairman of the Board
                                                   (Principal Executive Officer)



                                             By:   /S/ Dave E. Hendon
                                                   -----------------------------
                                                   Dave Hendon, Controller and
                                                   Principal Accounting Officer

Dated:  01/18/2001






Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 01/23/2001

/s/ Nicholas Nadolsky                              /s/ H. Kent Hearn
-----------------------------                      -----------------------------
Nicholas Nadolsky, Director                        H. Kent Hearn, Director







                                                   /s/ James K. Murphey
-----------------------------                      -----------------------------
                                                   James K. Murphey, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Dallas, Texas,
December 29, 2000 (except with respect to the matters discussed in Note 8, as to which the date is January 15, 2001)


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF NOVEMBER 30, 2000 AND 1999
                        --------------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                            2000        1999
                                 ------                           --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                     $  1,249    $    502
    Short-term investments                                           3,418       2,933
    Receivables, net of allowance for doubtful accounts
        of  $88 in 2000 and $92 in 1999                              1,901       1,579
    Inventories
        Raw materials and supplies                                   1,123       1,246
        Work-in-process                                              1,031         908
                                                                  --------    --------
                  Total inventories                                  2,154       2,154

    Deferred income taxes                                              200         249
      Prepaid income taxes                                            --           166
    Prepaid expenses and other assets                                   37          57
                                                                  --------    --------
                  Total current assets                               8,959       7,640

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                80          80
    Buildings                                                          498         498
    Facility improvements                                              718         678
    Machinery and equipment                                          4,738       4,476
    Furniture and fixtures                                             380         340
    Construction in progress                                             8          17
                                                                  --------    --------
           Total property, plant, and equipment                      6,422       6,089
    Less- Accumulated depreciation                                  (5,200)     (4,945)
                                                                  --------    --------
        Net property, plant, and equipment                           1,222       1,144
                                                                  --------    --------

                  Total assets                                    $ 10,181    $  8,784
                                                                  ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $    682    $    365
    Accrued compensation                                               246         214
    Accrued professional fees                                           72          75
    Income taxes payable                                               101        --
        Property taxes                                                  69          88
           Commissions payable                                          42          45
        Other accrued liabilities                                      178          49
                                                                  --------    --------
                  Total current liabilities                          1,390         836
                                                                  --------    --------

DEFERRED INCOME TAXES                                                   34          43
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares,
        3,627,151 outstanding at November 30, 2000 and 1999            363         363
    Paid-in capital                                                    885         885
    Retained earnings                                                7,509       6,657
                                                                  --------    --------
                  Total shareholders' equity                         8,757       7,905
                                                                  --------    --------

                  Total liabilities and shareholders' equity      $ 10,181    $  8,784
                                                                  ========    ========


   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
                 ----------------------------------------------
                    (Dollars in thousands except share data)

                                                               2000           1999
                                                           -----------    -----------


NET SALES                                                  $    12,975    $    11,468

COSTS AND EXPENSES:
Cost of sales                                                    8,813          8,001
Research and development                                           503            623
Selling, general, and administrative expenses                    2,502          2,284
Interest income                                                   (237)          (144)
                                                           -----------    -----------

                  Total costs and expenses                      11,581         10,764
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       1,394            704

PROVISION FOR INCOME TAXES:
    Current                                                        502              9
    Deferred                                                        40             52
                                                           -----------    -----------

          Total provision for current and deferred taxes           542             61
                                                           -----------    -----------

NET INCOME                                                 $       852            643
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .23            .18
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         3,627,151      3,627,151
                                                           ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
                 ----------------------------------------------
                             (Dollars in thousands)



                                       Common   Paid-in   Retained
                                        Stock   Capital   Earnings     Total
                                      --------  --------  --------   --------


BALANCE, November 30, 1998            $    363  $    885  $  6,014   $  7,262

    Net income for 1999                   --        --         643        643
                                      --------  --------  --------   --------

BALANCE, November 30, 1999                 363       885     6,657      7,905

    Net income for 2000                   --        --         852        852
                                      --------  --------  --------   --------

BALANCE, November 30, 2000            $    363  $    885  $  7,509   $  8,757
                                      ========  ========  ========   ========







   The accompanying notes are an integral part of these financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                         2000       1999
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   852    $   643
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                     255        241
           Loss on disposal of equipment                                    --           15
           Deferred tax provision                                             40         52
           Changes in certain current assets and liabilities-
              Increase in receivables, net                                  (322)       (57)
              Decrease in inventories                                       --          787
              Decrease (increase) in prepaid income taxes                    166       (166)
              Decrease (increase) in prepaid expenses and other assets        20        (38)
              Increase in accounts payable                                   317         49
              Increase (decrease) in accrued compensation                     32       (118)
              Increase (decrease) in income taxes payable                    101       (185)
              Increase in all other accrued liabilities                      104         19
                                                                         -------    -------

                  Net cash provided by operating activities                1,565      1,242

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                       (485)      (999)
    Additions to property, plant, and equipment, net                        (333)      (161)
                                                                         -------    -------

                  Net cash used in investing activities                     (818)    (1,160)

CASH FLOWS FROM FINANCING ACTIVITIES                                        --         --
                                                                         -------    -------

NET INCREASE IN CASH                                                         747         82

CASH AND CASH EQUIVALENTS, beginning of year                                 502        420
                                                                         -------    -------

CASH AND CASH EQUIVALENTS, end of year                                   $ 1,249    $   502
                                                                         =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                               $  --      $  --
                                                                         =======    =======
    Cash paid for income taxes, net of refunds received                  $   222    $   362
                                                                         =======    =======




   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           NOVEMBER 30, 2000 AND 1999
                           --------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short Term Investments
----------------------

Short-term investments include certificates of deposits with original maturities greater than 90 days. These investments are reported at historical cost which approximates fair market value as of November 30, 2000 and 1999. All highly liquid investments with original maturities of 90 days or less are classified as cash equivalents.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

     Buildings..................................................15
     Facility improvements....................................8-15
     Furniture and fixtures....................................5-8
     Machinery and equipment..................................5-10

Research and Development Costs
------------------------------

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share considers common stock equivalents to be outstanding. During 2000 and 1999, the Company had no common stock equivalents.

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

2.   NOTES PAYABLE TO BANKS:
     -----------------------

During fiscal 2000 the Company maintained a line of credit agreement with a bank which provided a $3 million line of credit. The interest rate is equal to the prime rate less 1/4%. The line of credit expired September 6, 2000. As of November 30, 2000, there was no credit agreement with a lending institution. During fiscal 1999 the Company had a line of credit agreement with a bank which provided a $3 million line of credit. The interest rate was equal to the prime rate less 1/4%, which at November 30, 1999, was 8.5%.

3.   RELATED PARTIES:
     ----------------

The Company leases a building from the Company's chairman of the board. A new lease was signed on July 1, 1999, for a term of five (5) years, which expires on June 30, 2004. The lease was renewed under similar terms and conditions as the prior lease. Amounts paid under the lease agreement in 2000 approximated $36,000 and $35,000 in 1999. Management believes that fees charged under this agreement were negotiated at arms length and represent market rates.

4.   LEASE COMMITMENTS:
     ------------------

Rent expense for the years ended November 30, 2000 and 1999, was approximately $42,000 for each year.

Future minimum lease payments under non-cancelable operating leases for office and manufacturing space with remaining terms in excess of one year are approximately:

                  2001                          $36,000
                  2002                          $36,000
                  2003                          $36,000
                  2004                          $18,000


5.   EMPLOYEE BENEFITS:
     ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $134,000 in 2000 and $125,000 in 1999. Employees become vested at 20% after three years and 100% after seven years. The Company matches 100% of the employee contribution in anticipation that the employee will be with the Company the full seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions.

The Company does not offer other post retirement benefits to its employees at this time.


6.   INCOME TAXES:
     -------------

The Company  accounts for its income  taxes  according to Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November
30:

                                                           2000         1999
                                                        ----------   ----------
              Current Provision (Benefit) -
                  Federal                               $  406,000   $  (14,000)
                  State                                     96,000       23,000
                                                        ----------   ----------
                                                           502,000        9,000
              Deferred Provision -

                  Federal                                   40,000       52,000
                                                        ----------   ----------

                           Total                        $  542,000   $   61,000
                                                        ==========   ==========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                           2000         1999
                                                        ----------   ----------

         Tax at 34% statutory rate                      $  474,000   $  239,000
         State income taxes, net of federal benefit         63,000       15,000
         Non taxable life insurance benefit                   --       (212,000)
         Other                                               5,000       19,000
                                                        ----------   ----------

                  Income tax provision                  $  542,000   $   61,000
                                                        ==========   ==========


The components and changes in deferred tax assets and liabilities were as follows:

                                                                       Deferred
                                                                       Provision
                                                  November 30, 2000    (Benefit)      November 30,1999
                                                  -----------------    ---------      ----------------
         Current Deferred Tax Assets-

              Allowance for doubtful accounts         $   33,000       $   1,000          $  34,000
              Inventory                                  137,000          11,000            148,000
              Accrued liabilities and other               30,000          37,000             67,000
                                                      ----------       ---------          ---------

                  Net current deferred tax            $  200,000       $  49,000          $ 249,000
                                                      ==========                          =========

         Non-current Deferred Tax Liabilities-

              Depreciation and other                  $   34,000       $  (9,000)         $  43,000
                                                      ----------       ---------          ---------

              Net noncurrent deferred tax             $   34,000                          $  43,000
                                                      ==========                          =========

         Deferred tax provision                                        $  40,000
                                                                       =========


7.   SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 62% of total sales in 2000 and 72% of total sales in 1999. Customer credit is granted and maintained for both United States and European customers by the Corporate Accounting Department in Garland, Texas. During 2000, the Company had two customers that accounted for 28% and 15% respectively of the Company's annual sales. In comparison, the Company had two customers in 1999 that accounted for approximately 19% and 12% respectively of the Company's annual sales.

8.   SUBSEQUENT EVENTS
     -----------------

On January 10, 2001, the Company's board of directors approved a dividend declaration of $0.10 per share for shareholders on record as of February 1, 2001.

On January 15, 2001, the Company's board of directors approved the repurchase of approximately 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management.

The Company will fund this dividend and stock repurchase through cash flow from operations, existing cash and short-term investments.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2000





                                NICHOLAS NADOLSKY
                           Chief Executive Officer and
                              Chairman of the Board


                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Fergerson, Dallas, Tx.


                                JAMES K. MURPHEY
                               Corporate Attorney
                     Glast, Phillips and Murray, Dallas, Tx.


                                   CONNIE WOOD
                      President and Chief Operating Officer





LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
Glast, Phillips and Murray                            Securties Transfer
Dallas, Tx                                            Frisco, Texas