Form 10QSB
period 2001-02-24
MICROPAC INDUSTRIES INC
filed 2001-04-04
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 24, 2001

              For the Transition Period from_________ to _________
                          Commission File Number 0-5109

                            MICROPAC INDUSTRIES, INC.


        Delaware                                            75-1225149
   ------------------                               --------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

      905 E. Walnut, Garland, Texas                           75040
--------------------------------------              --------------------------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's Telephone Number, including Area Code       (972) 272-3571
                                                    --------------------------

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

At February 24, 2001 there were 3,627,151 shares issued and 3,127,151shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

Traditional Small Business Disclosure Format

Yes       X                                No
    -------                                  -------

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 24, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             Condensed  Statements  of  Income  for the  three
                                  months ended  February 24, 2001 and February
                                  26, 2000
                             Condensed Balance Sheets
                             Condensed Statements of Cash Flows
                             Notes to Condensed Financial Statements

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


SIGNATURES

                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data)
                                   (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                          Three months ended
                                                      2/24/01          2/26/00
                                                    -----------      -----------


Sales, Net of Returns & Allowances                 $     3,065      $     2,958

Cost of Goods Sold                                      (2,266)          (2,191)
                                                   -----------      -----------

Gross Margin                                               799
                                                                            767

Selling, General & Administrative Expense                 (603)            (557)
                                                   -----------      -----------

    Pre-Tax Income                                         196              210

Provision for Income Taxes                                 (72)             (84)
                                                   -----------      -----------

    Net Income                                     $       124      $       126
                                                   ===========      ===========

Net Income Per Share                               $       .04      $       .03

Dividends per Share                                $       .10             --

Weighted Average Number of Shares                    3,510,872        3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                                  BALANCE SHEET
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                2/24/01  11/30/00
                                                             --------  --------


     Cash                                                    $    492  $  1,249
     Short term investments                                     2,559     3,418
     Receivables, net of allowance for doubtful accounts of
          approximately $ 89 on February 24, 2001
             and $88 on November 30, 2000                       1,558     1,901
     Inventories:
         Raw materials                                          1,253     1,123
         Work-in process                                        1,064     1,031
     Prepaid expenses and other current assets
                                                                   71        37
     Deferred income tax                                          200       200
                                                             --------  --------
                                  Total current assets          7,197     8,959

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                          80        80
     Buildings                                                    498       498
     Facility improvements                                        723       718
     Machinery and equipment                                    4,753     4,746
     Furniture and fixtures                                       380       380
                                                             --------  --------
               Total property, plant, and equipment             6,434     6,422
         Less accumulated depreciation                         (5,267)   (5,200)
                                                             --------  --------

     Net property, plant and equipment                          1,167     1,222
                                                             --------  --------

               Total assets                                  $  8,364  $ 10,181
                                                             ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           534        682
     Accrued payroll                                            224        246
     Accrued professional fees                                   34         72
     Other accrued liabilities                                  160        289
     Income taxes payable                                       110        101
                                                            -------    -------
               Total current liabilities                      1,062      1,390

DEFERRED INCOME TAXES                                            34         34
SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000 authorized,       363        363
         3,627,151 issued
     Paid-in capital                                            885        885
     Treasury stock  500,000 shares, at cost                 (1,250)      --
     Retained earnings                                        7,270      7,509
                                                            -------    -------

               Total shareholders' equity                     7,268      8,757
                                                            -------    -------

               Total liabilities and shareholders'equity    $ 8,364    $10,181
                                                            =======    =======


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                         Three months ended
CASH FLOWS FROM OPERATING ACTIVITIES:                    2/24/01    2/26/00
                                                         -------    -------


     Net Income                                          $   124    $   126
     Adjustments to reconcile net income to
         Cash from operating activities:
             Depreciation and amortization                    67         62
         Changes in current assets and liabilities:
             Accounts receivable                             343        (47)
             Inventories                                    (163)       223
             Prepaid expenses & other current assets         (34)        29
             Income taxes, prepaid and deferred                9         83
             Accounts payable                               (148)       (28)
             Accrued payroll                                 (22)       (60)
             Other accrued liabilities                      (167)       (16)
                                                         -------    -------

         Net cash from operating activities                    9        372

CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease (Increase) in short term investments       859       (332)
         Additions to property, plant and equipment          (12)      (128)
                                                         -------    -------

          Net cash used in investing activities              847       (460)

CASH FLOW FROM FINANCING ACTIVITIES
          Acquisition of treasury stock                   (1,250)      --
          Cash dividend                                     (363)      --
                                                         -------    -------

         Net cash used in financing activities            (1,613)      --

Net decrease in cash                                        (757)       (88)

Cash at the beginning of the period                        1,249        502
                                                         -------    -------

Cash at end of period                                    $   492    $   414
                                                         =======    =======


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 24, 2001 and the cash flows and the results of operations for the three months ended February 24, 2001 and February 26, 2000. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

Note 2

The Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share dividend to all shareholders of record on February 1, 2001. The dividend payment was paid to shareholders on February 21, 2001.

On February 3, 2001, the Company repurchased 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management

                            MICROPAC INDUSTRIES, INC.
ITEM 2         MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1. Sales totaled $3,065,000 for the first quarter 2001 compared to $2,958,000 for the same quarter in 2000, an increase of 3.6%. The sales increase is attributed to available shippable backlog of open orders beginning the comparable periods combined with additional new orders in the first quarter.

2. Cost of sales for the first three months of 2001 totaled $2,266,000 compared to $2,191,000 for the same period of 2000. As a percent of net sales, cost of goods sold in the first quarter 2001 was 73.9%, compared to 74.0% in the first quarter 2000.

3. Selling, general and administrative expenses totaled $603,000 for the first quarter 2001 compared to $557,000 in the first quarter of 2000, an increase of 8.3%. The increase is associated with increased cost of general and administrative expenses, primarily associated with increased cost of outside services and legal fees associated with the treasury stock transaction. As a percent of revenues, SG&A totaled 19.7% of revenues for the first quarter of 2001 versus 18.8% for the same quarter of 2000.

4. Profits for the first quarters 2001 and 2000 totaled $124,000 and $126,000 respectively, a net retained earnings of 4.0% and 4.3% respectively of net sales for the respective periods. The net income per share after taxes totaled $.04 and $.03 per share for the comparable quarters of 2001 versus 2000. The Company, at this time, does not have any common stock equivalents and therefore, both basic and diluted income per share is $0.04 per share for the first quarter of 2001 and $0.03 for the comparable period of 2000.

5. New orders received during the first quarters 2001 and 2000 totaled approximately $3,974,000 and $2,310,000 respectively. New orders included contracts for some of the Company's new standard products, custom product orders from first time customers, re-buys for certain custom products as well as on-going orders for the Company's standard catalog products. The increased business is attributed to the Company's emphasis of its sales and marketing initiatives.

6. Backlog ending February 24, 2001 totaled $6,400,000 compared to $3,703,000 for the period ended February 26, 2000. The increased backlog for the comparable quarters is related to increased orders combined with customer requested delivery dates for later within the current year. The current backlog represents a good mix of the Company's product and most of the backlog is scheduled to ship in fiscal 2001.

7. Assets totaled $8,364,000 on February 24, 2001 compared to $10,181,000 on November 30, 2000. The decrease is primarily related to decreased cash and short-term investments resulting from the purchase of treasury stock for $1,250,000 and payment of a $0.10 per share cash dividend totaling $363,000.

8. Accounts receivable decreased $343,000 due to decreased sales for the first quarter 2001 compared to the fourth quarter sales of 2000. Day's sales averaged approximately 45 days for the first quarter of 2001.

9. Inventories increased $163,000 to $2,317,000, a 7.6% increase since November 30, 2000. The increase occurred in raw materials, $130,000, and work in process, $33,000. Both increases are to support anticipated increased shipments from existing backlog due in the second quarter of 2001.

10.          Capital  expenditures in the first quarter totaled $12,000 and were
             primarily  for  purchases  and  upgrade  of  production   and  test
             equipment. These purchases were financed with the Company's cash.

11. Liabilities decreased $328,000 for the quarter due to reductions of current liabilities. Reductions in accounts payable totaled $148,000 while accrued liabilities were reduced by $180,000. The reduction in accounts payable is related to decreased purchasing activities while the reduction in accrued liabilities pertained primarily to annual payments for property taxes and reduction of manufacturing reserves and professional fees.

12. Retained earnings increased approximately $124,000 for the first quarter 2001, to an average of approximately $.04 per share compared to $.03 per share for the first quarter results in 2000.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.           CHANGES IN SECURITIES
                  ----------------------

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
                  -------------------------------------------------

                  None- The next shareholders vote is scheduled for March 1, 2001 at the annual shareholders meeting.

ITEM 5.           OTHER INFORMATION
                  -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  The Company submitted a FORM 8-K to the United States Securities and Exchange Commission on January 10, 2001. The following disclosures were included in the FORM 8-K:

                  1. The Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share cash dividend to all shareholders of record on February 1, 2001. The dividend payment was paid to shareholders on February 21, 2001.

                  2. The Board of Directors approved the purchase of five hundred thousand shares (500,000) of common stock from Nicholas Nadolsky, the Company's Chief Executive Officer and Chairman of the Board, at a price of $2.50 per share. Mr. Nadolsky abstained from voting on the approval of the purchase of his shares and accepted the Board's purchase offer effective February 5, 2001.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.

March 23, 2001                                         /s/ Nicholas Nadolsky
---------------------------                           --------------------------
Date                                                      Nicholas Nadolsky
                                                       Chairman of the Board/CEO

March 23, 2001                                         /s/ Dave Hendon
---------------------------                           --------------------------
Date                                                  Dave Hendon  - Controller