Form 10QSB
period 2001-05-26
MICROPAC INDUSTRIES INC
filed 2001-07-03
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 26, 2001


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


At May 26, 2001, there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 26, 2001

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                        Condensed Statements of Income for the three
                          months and six months ended May 26, 2001 and
                          May 27, 2000.........................................3
                        Condensed Balance Sheets...............................4
                        Condensed Statements of Cash Flows.....................5

           ITEM 2 -   NOTES TO FINANCIAL STATEMENTS............................6

           ITEM 3 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS....................7



PART II  - OTHER INFORMATION

           ITEM 1 -   LEGAL PROCEEDINGS........................................8
           ITEM 2 -   CHANGES IN SECURITIES....................................8
           ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES..........................8
           ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......8
           ITEM 5 -   OTHER INFORMATION........................................8
           ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K.........................8


SIGNATURES.....................................................................9


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                   (unaudited)



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                Statement of Income           Statement of Income
                                              For three months ended             Year-to-date
                                              5/26/01        5/27/00        5/26/01        5/27/00
                                            -----------    -----------    -----------    -----------

Sales, Net of Returns & Allowances          $     3,535    $     2,450    $     6,600    $     5,408

Cost of Goods Sold                               (2,569)        (1,808)        (4,835)        (3,999)
                                            -----------    -----------    -----------    -----------

    Gross Margin                            $       966    $       642    $     1,765    $     1,409

Selling, General & Administrative Expense          (675)          (584)        (1,334)        (1,184)

Miscellaneous interest income                        42             52             98             96
                                            -----------    -----------    -----------    -----------

    Pre-Tax Income                          $       333    $       110    $       529    $       321

Provision for Income Taxes                         (133)           (44)          (205)          (128)
                                            -----------    -----------    -----------    -----------

     Net Income                             $       200    $        66    $       324    $       193
                                            ===========    ===========    ===========    ===========

Net Income Per Share, Diluted               $       .06    $       .02    $       .10    $       .05


Dividends per Share                                --             --      $       .10           --

Weighted Average Number of Shares             3,127,151      3,627,151      3,294,975      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS                                                              5/26/01     11/30/00
                                                                            --------    --------
     Cash                                                                   $    231    $  1,249
     Short term investments                                                    2,664       3,418
     Receivables, net of allowance for doubtful accounts of $89 on             2,004       1,901
         May 26, 2001 and $88 on November 30, 2000
     Inventories:
         Raw materials                                                         1,113       1,123
         Work-in process                                                       1,180       1,031
     Prepaid expenses and other current assets                                    22          37
     Deferred income tax                                                         200         200
                                                                            --------    --------

                               Total current assets                            7,414       8,959
                                                                            --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                         80          80
     Buildings                                                                   498         498
     Facility improvements                                                       723         718
     Machinery and equipment                                                   4,829       4,746
     Furniture and fixtures                                                      387         380
                                                                            --------    --------
                               Total property, plant, and equipment            6,517       6,422

         Less accumulated depreciation                                        (5,335)     (5,200)
                                                                            --------    --------

     Net property, plant and equipment                                         1,182       1,222
                                                                            --------    --------

                               Total assets                                 $  8,596    $ 10,181
                                                                            ========    ========


CURRENT LIABILITIES:
     Accounts payable                                                       $    501    $    682
     Accrued compensation                                                        217         246
     Accrued professional fees                                                    33          72
     Other accrued liabilities                                                   249         289
     Income taxes payable                                                         94         101
                                                                            --------    --------

                               Total current liabilities                       1,094       1,390
                                                                            --------    --------

DEFERRED INCOME TAXES                                                             34          34

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,               363         363
         3,627,151 issued at May 26, 2001
     Paid-in capital                                                             885         885
     Treasury stock, 500,000 shares, at cost                                  (1,250)       --
     Retained earnings                                                         7,470       7,509
                                                                            --------    --------

                               Total shareholders' equity                      7,468       8,757
                                                                            --------    --------

                               Total liabilities and shareholders' equity   $  8,596    $ 10,181
                                                                            ========    ========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             5/26/01    5/27/00
                                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $   324    $   193
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                       135        124
         Changes in current assets and liabilities:
             Accounts receivable                                                (103)        22
             Inventories                                                        (138)        58
             Prepaid expenses and other current assets                            14        195
             Income taxes, prepaid and deferred                                   (8)        68
             Accounts payable                                                   (181)       (44)
             Payroll and withholdings                                            (29)       (78)
             Accrued liabilities                                                 (78)       (23)
                                                                             -------    -------


                       Net cash (used in) provided by operating activities       (64)       515


CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease/ (increase) in short-term investments                           754       (779)
        Additions to property, plant and equipment                               (95)      (149)
                                                                             -------    -------


                       Net cash used in investing activities                     659       (928)

CASH FLOWS FROM FINANCING ACTIVITIES
         Acquisition of treasury stock                                        (1,250)      --
         Cash dividend                                                          (363)      --

                       Net cash used in financing activities                  (1,613)      --
                                                                             -------    -------

Net decrease in cash                                                          (1,018)      (413)

Cash at beginning of period                                                    1,249        502
                                                                             -------    -------

Cash at end of period                                                        $   231    $    89
                                                                             =======    =======

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                                   (unaudited)




ITEM 2 - NOTES TO FINANCIAL STATEMENTS

Note 1  Management Representations

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 26, 2001 and the cash flows and the results of operations for the three months and six months ended May 26, 2001 and May 27, 2000. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.



Note 2  Shareholders' Equity

The Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 1, 2001. The dividend payment was paid to shareholders on February 21, 2001.

On February 3, 2001, the Company repurchased 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management.

                            MICROPAC INDUSTRIES, INC.
                                   (unaudited)


ITEM 3 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Sales for the second quarter and year to date 2001 totaled $3,535,000 and $6,600,000, respectively. Sales for the second quarter increased 44.3% or $1,085,000 above sales for the same period of 2000 while year-to-date sales in 2001 increased 22.0% or $1,192,000 above the first six months of 2000.
     The Company was able to accomplish these increases due to increased bookings of new orders and an increased backlog. New orders for the quarter and year to date totaled $3,089,000 and $7, 062,000, respectively. The Company's backlog for the comparable second quarters ended May 26, 2001 and May 27, 2000 totaled $5,895,000 and $5,355,000, respectively. Backlog has increased 10.0% or $540,000 in the comparable second quarters of 2001 versus 2000.

2. Cost of sales for the second quarters 2001 versus 2000 totaled 72.7% and 73.8%, respectively, of net sales while year-to-date cost of sales for the same comparable years totaled 73.3% and 73.9%. Both the quarter and year-to-date cost of sales percentages decreased slightly compared to 2000 results. The reduction is related primarily to changes in product mix for the comparable periods.

3. Selling, general and administrative expenses for the second quarter and year to date 2001 totaled 19.1% and 20.2%, respectively, compared to 23.8% and 21.9% for the same quarter and year-to date in 2000. As a percentage of net sales, selling, general and administrative expenses decreased for both comparative periods. In actual dollars expensed, Selling, General and Administrative expenses increased $91,000 for the comparable quarters and $150,000 for the comparable years-to-date. The increase in dollars expensed was related to increased selling salaries, increased commissions relating to higher sales revenues, and increased general and administrative expenses associated with the professional and legal fees pertaining to the Company's first quarter dividend to the shareholders and the treasury stock transaction.

4. Net income in the second quarter and year to date 2001 totaled $200,000 and $324,000, respectively, compared to $66,000 and $193,000 for the comparable periods in 2000. Net income increased for the comparable quarter and year-to-date periods due to increased sales, reduced cost of sales, and reduced selling, general and administrative expenses. Net income per share for the comparable quarters in 2001 versus 2000 totaled $.06 and $.02, respectively. Year- to-date income per share totaled $.10 and $.05 for the comparable six months of 2001 and 2000, respectively. The increase in income per share is related to increased net income and reduced weighted average number of shares.

5. New orders for the second quarter and year-to-date 2001 totaled $3,089,000 and $7,062,000, respectively, compared to $4,138,000 and $ $6,467,000 for the comparable periods of 2000. New orders are for add-on's to existing contracts, re-buys for certain custom products and continued sales of the Company's standard products.

6. Backlog totaled $5,895,000 on May 26, 2001 compared to $5,355,000 as of May 27, 2000 and $5,492,000 on November 30, 2000. The backlog increase is a result of strong bookings in the first six months of the comparable years. The backlog reflects a good mix of the Company's products, and shipments of a significant amount of the backlog are estimated to be made in fiscal 2001.

7. Assets, liabilities and shareholders' equity totaled $8,596,000 as of May 26, 2001 compared to $10,181,000 on November 30, 2000, a decrease of $1,585,000 since the beginning of the year. The decrease is attributed primarily to the use of cash to purchase 500,000 shares of stock valued at $1,250,000 and to pay a dividend of $.10 per share totaling $363,000 to the shareholders on record as of February 1, 2001.

8. Cash and short-term investments as of May 26, 2001 totaled $2,895,000 compared to $4,667,000 on November 30, 2000, a decrease of $1,772,000. The decrease in cash and short-term investments is attributable to normal operating activities, investments in equipment, the stock repurchase and dividend payments performed in the first quarter of 2001.

9. Accounts receivable totaled $2,004,000 as of May 26, 2001 representing an increase of $103,000 since November 30, 2000. The increase in accounts receivable is related to increased sales. Days' sales totaled 51 days on May 26, 2001 compared to 43 days on November 30, 2000.

10. Inventories totaled $2,293,000 at the end of the second quarter 2001 compared to $2,154,000 on November 30, 2000, an increase of $139,000.
     Inventories are comprised of raw materials totaling $1,113,000 and work-in-process inventories totaling $1,180,000. Raw materials inventories decreased $10,000 since November 30, 2000, while work-in-process inventories increased $149,000. The changes in inventories are related to changes in product mix and production requirements for the third quarter of 2001.

11. Current liabilities total $1,094,000 as of May 26, 2001 and represents a decrease of $ 296,000 since November 30, 2000. The decrease in current liabilities is related primarily to reduced accounts payable, reduced accrued employee compensation and reduced reserves for income taxes payable.

12. Shareholders' equity decreased $1,289,000 in the first six months of 2001. Earnings per share for the six month period ended May 26, 2001 was $324,000 or $.10 per share. Retained shareholders' equity decreased by $1,250,000 for the repurchase of treasury stock and by $363,000 for the payment of a dividend to the shareholders on February 21, 2001.



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

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The annual stockholders' meeting was held on March 1, 2001 for the purposes of election of directors to serve for the upcoming year, voting on a stock option plan for certain employees within the company, and to transact other business that was brought properly to the meeting. All existing directors were re-elected to serve for the next year. The employee stock option plan was approved by a majority vote. No other business was properly presented for discussion at the meeting.

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

                            MICROPAC INDUSTRIES, INC.




                                            /s/  Nicholas Nadolsky
                                        ---------------------------------
                                                 Nicholas Nadolsky
Date 6-27-2001                               Chairman of the Board/CEO



                                                /s/ Dave Hendon
                                        ---------------------------------
                                                    Dave Hendon
Date 6-27-2001                                       Controller