Form 10QSB
period 2001-08-25
MICROPAC INDUSTRIES INC
filed 2001-10-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 25, 2001


              For the Transition Period from _________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                             75-1225149
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                              75040
-----------------------------                                   ----------------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's Telephone Number, including Area Code                (972) 272-3571
                                                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X                 No
   ----------              ----------


At October 9, 2001, there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 25, 2001

                                      INDEX

PART I -  FINANCIAL INFORMATION

          ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

                 Condensed Statements of Operations for the three months
                      and nine months ended August 25, 2001 and
                      August 26, 2000                                          3
                 Condensed Balance Sheet as of August 25, 2001 and
                      November 30, 2000                                        4
                 Condensed Statements of Cash Flows for the nine months
                      ended August 25, 2001 and August 26, 2000                5

          ITEM 2 - NOTES TO CONDENSED FINANCIAL STATEMENTS                     6

          ITEM 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.                   7



PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS                                           8
          ITEM 2 - CHANGES IN SECURITIES                                       8
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                             8
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8
          ITEM 5 - OTHER INFORMATION                                           8
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            8


SIGNATURES                                                                     9


                            MICROPAC INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                                        For Three Months Ended         For Nine Months Ended
                                                        8/25/01        8/26/00        8/25/01        8/26/00
                                                        -------        -------        -------        -------

Sales, Net of Returns, and Allowances                 $     3,285    $     3,566    $     9,885    $     8,974

Cost of Goods Sold                                         (2,446)        (2,442)        (7,281)        (6,441)
                                                      -----------    -----------    -----------    -----------

    Gross Margin                                      $       839    $     1,124    $     2,604    $     2,533

Selling, General, and Administrative Expense                 (635)          (618)        (1,969)        (1,803)

Miscellaneous interest income                                  31             65            129            162
                                                      -----------    -----------    -----------    -----------

    Net Income before Taxes                           $       235    $       571    $       764    $       892

Provision for Income Taxes                                    (94)          (228)          (299)          (357)
                                                      -----------    -----------    -----------    -----------

     Net Income                                       $       141    $       343    $       465    $       535
                                                      ===========    ===========    ===========    ===========

Net Income Per Share, Basic and Diluted               $       .05    $       .09    $       .14    $       .15

Dividends per Share                                          --             --      $       .10           --

Weighted Average Number of Basic and Diluted Shares     3,127,151      3,627,151      3,238,262      3,627,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period. See notes to the interim condensed financial statements.


                            MICROPAC INDUSTRIES, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                         (in thousand except share data)


                                     ASSETS

CURRENT ASSETS                                                               8/26/01    11/30/00
                                                                            --------    --------

     Cash                                                                   $    385    $  1,249
     Short term investments                                                    2,665       3,418
     Receivables, net of allowance for doubtful accounts of $89 on             1,756       1,901
         August 25, 2001 and $88 on November 30, 2000
     Inventories:
         Raw materials                                                         1,075       1,123
         Work-in process                                                       1,143       1,031
     Prepaid expenses and other current assets                                   101          37
     Deferred income tax                                                         200         200
                                                                            --------    --------

                               Total current assets                            7,325       8,959
                                                                            --------    --------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
     Land                                                                         80          80
     Buildings                                                                   498         498
     Facility improvements                                                       732         718
     Machinery and equipment                                                   4,855       4,746
     Furniture and fixtures                                                      389         380
                                                                            --------    --------
                               Total property, plant, and equipment            6,554       6,422

         Less accumulated depreciation                                        (5,402)     (5,200)
                                                                            --------    --------

     Net property, plant, and equipment                                        1,152       1,222
                                                                            --------    --------

                               Total assets                                 $  8,477    $ 10,181
                                                                            ========    ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $    312    $    682
     Accrued compensation                                                        213         246
     Accrued professional fees                                                    58          72
     Other accrued liabilities                                                   243         289
     Income taxes payable                                                          8         101
                                                                            --------    --------

                               Total current liabilities                         834       1,390
                                                                            --------    --------

DEFERRED INCOME TAXES                                                             34          34

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), 10,000,000 shares authorized,               363         363
          3,627,151 shares issued at August 25, 2001
     Paid-in capital                                                             885         885
     Treasury stock, 500,000 shares, at cost                                  (1,250)       --
     Retained earnings                                                         7,611       7,509
                                                                            --------    --------

                               Total shareholders' equity                      7,609       8,757
                                                                            --------    --------

                               Total liabilities and shareholders' equity   $  8,477    $ 10,181
                                                                            ========    ========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period. See notes to the interim condensed financial statements.


                            MICROPAC INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the Nine Months Ended
                                                                            8/25/01           8/26/00
                                                                            -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $   465           $   535
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation                                                       202               182
         Changes in current assets and liabilities:
             Accounts receivable                                                145              (663)
             Inventories                                                        (64)              104
             Prepaid expenses and other current assets                          (64)              179
             Income taxes payable                                               (93)              177
             Accounts payable                                                  (370)              153
             Accrued compensation                                               (33)              (83)
             Accrued liabilities                                                  8
                                                                            -------           -------
                                                                                                  (60)

                      Net cash provided by operating activities                 128               592

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease (increase) in short-term investments                           753              (842)
        Additions to property, plant, and equipment                            (252)
                                                                            -------           -------
                                                                                                 (132)

                      Net cash provided by (used in) investing activities       621            (1,094)


CASH FLOWS FROM FINANCING ACTIVITIES:
         Acquisition of treasury stock                                       (1,250)             --
         Cash dividend                                                         (363)             --
                                                                            -------           -------

                      Net cash used in financing activities                  (1,613)             --
                                                                            -------           -------

Net decrease in cash                                                           (864)             (502)

Cash at beginning of period                                                   1,249               502
                                                                            -------           -------

Cash at end of period                                                       $   385           $  --
                                                                            =======           =======



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period. See notes to the interim condensed financial statements.

                            MICROPAC INDUSTRIES, INC.
                                   (unaudited)




ITEM 2 - NOTES TO FINANCIAL STATEMENTS

Note 1  Management Representations

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 25, 2001 and November 30, 2000, and the cash flows and the results of operations for the nine months ended August 25, 2001 and August 26, 2000. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

On August 15, 2001, the Company initiated a stock option plan under which options may be granted to officers and employees at the fair market value on the date of grant. At August 25, 2001, there were no options made available for grant.

Note 3 Line of Credit

On June 8, 2001, the Company entered into a line of credit agreement with Frost National Bank, Dallas, Texas (the "Bank"). The line of credit agreement is for $3,000,000 at the Bank's current prime rate minus 1/4%. The line of credit matures on June 7, 2002. The Company can use the line of credit for any normal business activity requiring substantial amounts of cash. The Company at this time has not borrowed against the line of credit. Financial covenants must be met on a quarterly and annual basis. In addition to the line of credit, the Company has opened operating, payroll and investment accounts with Frost National Bank.

ITEM 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Sales for the third quarter 2001 totaled $3,285,000, a decrease of $281,000 or 7.9% from the third quarter of 2000; while year-to-date sales of $9,885,000 represent an increase of $911,000, or 10.2%, above the comparable period in 2000. The sales decrease in the third quarter was due primarily to decreased activity in the semiconductor industry.

2. Cost of sales for the third quarter 2001 totaled 74.5% of related revenues compared to 68.5% for the same quarter in 2000 while cost of sales year-to-date 2001 totaled 73.7% of revenues compared to 71.8% for the comparable period of 2000. The increase in cost of sales was related primarily to changes in product mix compared to the prior year combined with stable manufacturing overhead expenses on reduced sales.

3. Selling, general and administrative expenses totaled 19.3% of net sales for the quarter and 19.9% for year-to-date 2001, compared to 17.3% and 20.1% respectively for the comparable periods in 2000.

4. Interest income derived from short-term investments totaled $31,000 for the quarter and $129,000 year-to-date. Interest income was down $34,000 and $33,000 respectively for the third quarter and year-to-date of 2001 compared to the prior year's results. The decrease in interest income is related primarily to the reduction of short-term interest rates for the Company's certificates of deposit.

5. Net income in the third quarter and year-to-date 2001 totaled $141,000 and $465,000, respectively. Net income decreased $202,000 for the comparable quarters and $70,000 for the comparable nine-month periods. Net income was down for the comparable quarters due to decreased sales and increased cost of sales. Year-to-date net income was below the prior year's performance due to increased manufacturing cost and decreased miscellaneous interest income for the comparable nine-month periods. Net income per share for the comparable quarters in 2001 versus 2000 totaled $.05 and $.09, respectively, while income per share for the comparable nine months of 2001 and 2000 totaled $.14 and $.15, respectively.

6. New orders for the third quarter and nine months ended August 25, 2001 totaled $3,612,000 and $10,674,000, respectively, representing a decrease of $178,000 compared to third quarter 2000 results; and an increase of $436,000 for the nine-month comparable periods. New orders in the third period were impacted primarily by the slowdown in the semiconductor industry.

7. Backlog totaled $6,208,000 on August 25, 2001 compared to $5,572,000 as of August 26, 2000 and $5,492,000 on November 30, 2000. The backlog increase is a result of increased bookings for the comparable nine months 2001 versus 2000 and to manufacturing delays on new contracts. The backlog reflects a good mix of the Company's products. A significant amount of the backlog will be shipped within the next six months.

8. Assets, and liabilities, and shareholders' equity totaled $8,477,000 as of August 25, 2001 compared to $10,181,000 on November 30, 2000, a decrease of $1,704,000. The decrease is attributed primarily to the use of cash to purchase 500,000 shares of Company stock valued at $1,250,000 and to pay dividends totaling $363,000 to the shareholders on record as of February 1, 2001. In addition, accounts receivable decreased $145,000 due to decreased sales in the third quarter. Day's sales totaled 48 days on August 25, 2001 compared to 43 days on November 30, 2000.

9. Cash and short-term investments as of August 25, 2001 totaled $3,050,000 compared to $4,667,000 on November 30, 2000, a decrease of $1,617,000. The decrease in cash and short-term investments is attributable primarily to the stock repurchase and dividend payments.

10. Inventories totaled $2,218,000 at August 25, 2001 compared to $2,154,000 on November 30, 2000, an increase of $64,000. Inventories are comprised of raw materials totaling $1,075,000 and work-in-process inventories totaling $1,143,000. Raw materials inventories decreased $48,000 since November 30, 2000, while work-in-process inventories increased $112,000. The changes in inventories are related to changes in product mix and production requirements for the fourth quarter.

11. Current liabilities totaled $834,000 as of August 25, 2001, a decrease of $ 556,000 since November 30, 2000. The decrease in current liabilities is related primarily to reduced accounts payable, reduction of reserves for income taxes payable, reduction of miscellaneous reserves for product returns and reduced employee compensation reserves.

12. Shareholders' equity decreased $1,148,000 in the first nine months of 2001. Earnings through August 25, 2001 totaled $465,000, or $.14 per share. Earnings for the year were offset by the Company's stock repurchase and a dividend payment to shareholders of record on February 1, 2001. The repurchase of company stock decreased shareholders' equity by $1,250,000 while the declared dividend decreased shareholders' equity an additional $363,000.


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

                                    MICROPAC INDUSTRIES, INC.



                                      /s/ Nicholas Nadolsky
                                    ----------------------------
Date 10-9-2001                            Nicholas Nadolsky
                                     Chairman of the Board/CEO



                                      /s/ Dave Hendon
                                    ----------------------------
Date 10-9-2001                            Dave Hendon
                                           Controller