Form 10QSB/A
period 2001-08-25
MICROPAC INDUSTRIES INC
filed 2001-10-16
CIK 65759

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


                            MICROPAC INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the Nine Months Ended
                                                                            8/25/01           8/26/00
                                                                            -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $   465           $   535
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation                                                       202               182
         Changes in current assets and liabilities:
             Accounts receivable                                                145              (663)
             Inventories                                                        (64)              104
             Prepaid expenses and other current assets                          (64)              179
             Income taxes payable                                               (93)              177
             Accounts payable                                                  (370)              153
             Accrued compensation                                               (33)              (83)
             Accrued liabilities                                                (60)                8
                                                                            -------           -------


                      Net cash provided by operating activities                 128               592

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease (increase) in short-term investments                           753              (842)
        Additions to property, plant, and equipment                            (132)             (252)
                                                                            -------           -------


                      Net cash provided by (used in) investing activities       621            (1,094)


CASH FLOWS FROM FINANCING ACTIVITIES:
         Acquisition of treasury stock                                       (1,250)             --
         Cash dividend                                                         (363)             --
                                                                            -------           -------

                      Net cash used in financing activities                  (1,613)             --
                                                                            -------           -------

Net decrease in cash                                                           (864)             (502)

Cash at beginning of period                                                   1,249               502
                                                                            -------           -------

Cash at end of period                                                       $   385           $  --
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