Form 10KSB
period 2001-11-30
MICROPAC INDUSTRIES INC
filed 2002-01-30
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)
   (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the fiscal year ended November 30, 2001

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
     GARLAND, TEXAS                                              (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered

---------------------------------      ---------------------------------

---------------------------------      ---------------------------------



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

              Revenues for its most recent fiscal year: $13,423,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,127,151 as of November 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business
----------------


INTRODUCTION
------------

Micropac Industries, Inc. (the "Company"), a Delaware corporation, manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers and medical devices.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. Present control succeeded in 1974. The stock was publicly held by 585 shareholders on November 30, 2001.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 58% of the Company's sales for the fiscal year ended November 30, 2001, and 64% in 2000; standard components are estimated to account for approximately 42% of the Company's sales for the fiscal year ended November 30, 2001, and 36% for fiscal 2000.

In 2001, the Company's investment in technology, which was expensed, totaled approximately $357,000 ($503,000 in 2000). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.


SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 13% of the sales for fiscal year 2001 (8% in 2000) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.


CUSTOMERS
---------

The  Company's  major  customers  include   contractors  to  the  United  States
government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 66% of the Company's fiscal net sales in 2001 compared to 62% in 2000.

During 2001, two customers accounted for 10% or more of the Company's sales. Sales to these customers were 14% and 10% respectively of net sales for the year ended November 30, 2001. In comparison, two customers accounted for 28% and 15% of sales respectively in 2000.


BACKLOG
-------

At November 30, 2001, the Company had a backlog of unfilled orders totaling approximately $5,512,000 compared to approximately $5,492,000 at November 30, 2000. The Company expects to complete and ship most of its November 30, 2001 backlog during fiscal 2002.

EMPLOYEES
---------

At November 30, 2001, the Company had 134 full-time employees (compared to 138 at November 30, 2000), of which 24 were executive and managerial employees, 33 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 57 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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


RISK FACTORS
------------

Pricing Pressures. Pricing pressures continue to be experienced by the Company from some of its original equipment manufacturer (OEM) customers. In some cases, the Company sells product under agreements with OEMs that require the Company, at regular intervals, to review the pricing structure for possible reduction in selling price for future orders. This requires the Company to improve its productivity and to approach its supplier chain requesting similar pricing reductions. If one or both of the approaches by the Company does not succeed, product gross margins will decrease affecting the Company's net earnings.

Limited Insurance Coverage. The Company operates manufacturing facilities in Garland, Texas and Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability. The Company maintains worker's compensation insurance and general liability insurance for protection of its employees and for protection of the Company's assets. In addition to the basic policies mentioned, the Company maintains an umbrella policy covering claims up to $10 million dollars. The Company's financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

Component Shortages or Obsolescence. The Company relies on suppliers to deliver quality raw materials in a timely and cost effective manner. From time to time vendors do not deliver the product as needed due to manufacturing problems or possibly a decision not to furnish that product in the future. Such interruption of supply or price increases could have a material adverse effect on the Company.

Technological Changes. The Company's base products and technologies generally have long life cycles. The Company's products are primarily used in military, space or aerospace applications, which also have long life cycles. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to customer's requirements, and to competitors progress in technological changes could have a material adverse effect on the Company's business.

Changes in Government Policy. The Company could be adversely affected by changes in laws and regulations made by U.S. and non U.S. governments and agencies dealing with foreign shipments. Changes by regulatory agencies dealing with environmental issues could affect the cost of the Company's products and make it hard for a small company to be competitive with larger companies.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2001.

                                    PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2001, there were approximately 585 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

On January 10, 2001, the Company's board of directors approved a dividend declaration of $0.10 per share for shareholders of record as of February 1, 2001. The dividend was paid to shareholders on February 20, 2001.

On January 15, 2001, the Company's board of directors approved the repurchase of 500,000 shares of common stock from a major shareholder and senior management person within the Company. The repurchase price was based primarily on a valuation of the Company by an outside consulting firm. The agreed to price of $2.50 per share was paid on February 5, 2001.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The Company has not, to date, used any of the available line of credit. The Company expects to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $588,000 in cash flows from operations in 2001, primarily from the combination of net income, $665,000; recovery of depreciation, $272,000; and collections of accounts receivable generated another $161,000. Cash was used to decrease accounts payable, ($211,000), accrued liabilities, ($191,000) and other various liabilities by ($99,000). Accounts receivable decreased due to the decreased revenues for the comparable fourth quarters of 2001 versus 2000, accounts payable decreased due to faster payment of debt to vendors, and accrued liabilities decreased due primarily to the resolution of one or more product warranty issues for which accruals had been established. Day's sales in accounts receivables totaled approximately 51.9 days as of November 30, 2001 compared to 51.5 days at November 30, 2000.

The Company used $162,000 in cash for investment in additional manufacturing equipment, computers and facility improvements.

As of November 30, 2000, the Company had $1,249,000 in cash and investments with a maturity date less than 90 days and $3,418,000 in short term investments maturing in the next 91 to 360 days. On January 15, 2001, the Company's board of directors approved the repurchase of approximately 500,000 shares of common stock at $2.50 per share from a significant individual shareholder who is also a member of management. The repurchase was completed using available cash on February 5, 2001 and totaled $1,250,000. On January 10, 2001, the Board of Directors voted to give shareholders of record on February 1, 2001 a dividend of $0.10 per share. This dividend was paid with available cash on February 20, 2001. The Company was able to pay the above cash commitment without having to use short-term investments before their normal maturity date thus avoiding any penalty for early redemption.

The Company had at November 30, 2001, approximately $1,294,000 in cash and investments with a maturity date less than 90 days and $2,186,000 in short term investments maturing in the next 91 to 360 days.

Company management believes it will meet its 2002 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2001.

Results of Operations 2001 vs. 2000
-----------------------------------

Sales in 2001 were approximately $13,423,000, an increase of 3.5% or $448,000 compared to 2000 sales. The increase in sales is attributed to a strong beginning backlog and additional new orders received in 2001. New orders for fiscal year 2001 totaled $13,511,000 compared to $14,200,000 for fiscal 2000. The Company's backlog as of November 30, 2001 was approximately $5,512,000, compared to approximately $5,492,000 on November 30, 2000.

Cost of sales, as a percentage of net sales, was 70.2% in 2001 compared to 67.9% in 2000. The increase as a percentage of net sales is due to changes in product mix to a larger percentage of more complex military and space level products which have a higher cost factor and less to commercial products. Expenses for research and development totaled $357,000 in 2001 compared to $503,000 in 2000. Most of the research and development expenses were concentrated on expanding the company's line of solid state relays, power operational amplifiers and optocouplers to include radiation hardened products, and improving manufacturing processes.

Selling, general, and administrative expenses totaled 20.3% of net sales in 2001, compared to 19.3% in 2000. The increase was attributable to legal fees associated with the stock acquisition, dividend declaration and the institution of a stock option plan during the year.

Interest income for fiscal 2001 totaled $163,000 compared to $227,000 for fiscal 2000. The decrease is related to lower interest rates on the Company's investments and decreased investments due to financing transactions early in the year.

Income before taxes for fiscal 2001 was approximately $1,085,000 or 8.1% of net sales, compared to $1,394,000 or 10.7% of net sales in fiscal 2000. Net income totaled approximately $665,000 or $.21 per share, in 2001 versus 2000 net earnings of $852,000 or $.23 per share. Net income in 2001 decreased $187,000 due to increased cost of sales due to changes in product mix, increased cost of selling, general and administrative expenses and decreased interest income generated by the Company's short term investments.

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

Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 10 through 18 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.
       --------

          10               Report of Independent Public Accountants

          11               Balance Sheets as of
                           November 30, 2001 and 2000

          12               Statements of Income for the years ended
                           November 30, 2001 and 2000

          13 Statements of Shareholders' Equity for the years ended November 30, 2001 and 2000

          14 Statements of Cash Flows for the years ended November 30, 2001 and 2000

         15-18 Notes to Financial Statements for the years ended November 30, 2001 and 2000


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information relating to the Company's Directors and Executive Officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 28, 2002. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about January 28, 2002, and such information is incorporated by reference.


Item 10. Executive Compensation
-------------------------------

Information relating to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 28, 2002. The information in the proxy is set forth under the heading "Executive Compensation." The proxy statement will be filed with the Securities and Exchange Commission on or about January 28, 2002, and such information is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 28, 2002. The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed with the Securities and Exchange Commission on or about January 28, 2002, and such information is incorporated by reference.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transactions with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 28, 2002. The proxy statement will be filed with the Securities and Exchange Commission on or about January 28, 2002, and such information is incorporated by reference.


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


                                             MICROPAC INDUSTRIES, INC.



                                             By:    /s/ Nicholas Nadolsky
                                                   -----------------------------
                                                   Nicholas Nadolsky, CEO
                                                   and Chairman of the Board
                                                   (Principal Executive Officer)


                                             By:    /s/ Patrick Cefalu
                                                   -----------------------------
                                                   Patrick Cefalu, CFO and
                                                   Principal Accounting Officer





Dated:  01/15/2002



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 01/23/2002

/s/ Nicholas Nadolsky                                /s/ H. Kent Hearn
---------------------------                          ---------------------------
Nicholas Nadolsky, Director                          H. Kent Hearn, Director

/s/ James K. Murphey
---------------------------
James K. Murphey, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders' of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 2001 and 2000, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

Dallas, Texas,
December 20, 2001




                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                         AS OF NOVEMBER 30, 2001AND 2000
                         -------------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                                              2001        2000
                                 ------                                             --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  1,294    $  1,249
    Short-term investments                                                             2,186       3,418
    Receivables, net of allowance for doubtful accounts
        of  $89 and $88 respectively                                                   1,740       1,901
    Inventories
        Raw materials and supplies                                                     1,045       1,123
        Work-in-process                                                                1,142       1,031
                                                                                    --------    --------
                  Total inventories                                                    2,187       2,154

    Deferred income taxes                                                                273         200
      Prepaid expenses and other assets                                                   83          37
                                                                                    --------    --------
                  Total current assets                                                 7,763       8,959

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                                  80          80
    Buildings                                                                            498         498
    Facility improvements                                                                733         718
    Machinery and equipment                                                            4,884       4,738
    Furniture and fixtures                                                               389         380
    Construction in progress                                                            --             8
                                                                                    --------    --------
           Total property, plant, and equipment                                        6,584       6,422
    Less- accumulated depreciation                                                    (5,472)     (5,200)
                                                                                    --------    --------
        Net property, plant, and equipment                                             1,112       1,222
                                                                                    --------    --------

                  Total assets                                                      $  8,875    $ 10,181
                                                                                    ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                $    471    $    682
    Accrued compensation                                                                 271         246
    Accrued professional fees                                                             52          72
    Income taxes payable                                                                 129         101
        Property taxes                                                                  --            69
           Commissions payable                                                            46          42
        Other accrued liabilities                                                         72         178
                                                                                    --------    --------
                  Total current liabilities                                            1,041       1,390

DEFERRED INCOME TAXES                                                                     25          34
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares, 3,627,151 issued,
        And 3,127,151 and 3,627,151 outstanding respectively                             363         363
    Paid-in capital                                                                      885         885
    Treasury stock, at cost, 500,000 and 0 shares outstanding, respectively           (1,250)       --
    Retained earnings                                                                  7,811       7,509
                                                                                    --------    --------
                  Total shareholders' equity                                           7,809       8,757
                                                                                    --------    --------

                  Total liabilities and shareholders' equity                        $  8,875    $ 10,181
                                                                                    ========    ========


   The accompanying notes are an integral part of these financial statements.


                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000
                    (Dollars in thousands except share data)



                                                               2001           2000
                                                           -----------    -----------
NET SALES                                                  $    13,423    $    12,975

COSTS AND EXPENSES:
Cost of sales                                                    9,421          8,813
Research and development                                           357            503
Selling, general, and administrative expenses                    2,723
                                                           -----------    -----------
                                                                                2,502

                  Total costs and expenses                      12,501         11,818
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                  922          1,157

Interest income                                                    163            237
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       1,085          1,394

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        502            502
    Deferred                                                       (82)            40
                                                           -----------    -----------

          Total provision for current and deferred taxes           420            542
                                                           -----------    -----------

NET INCOME                                                 $       665            852
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .21            .23
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         3,216,437      3,627,151
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000
                             (Dollars in thousands)



                               Common    Paid-in    Treasury    Retained
                               Stock     Capital     Stock      Earnings     Total
                              --------   --------   --------    --------    --------

BALANCE, November 30, 1999    $    363   $    885   $   --      $  6,657    $  7,905

    Net income                    --         --         --           852         852
                              --------   --------   --------    --------    --------

BALANCE, November 30, 2000         363        885       --         7,509       8,757

    Common stock repurchase       --         --         --        (1,250)     (1,250)
      Dividend                    --         --         --          (363)       (363)
    Net income                    --         --         --           665         665
                              --------   --------   --------    --------    --------

BALANCE, November 30, 2001    $    363   $    885   $ (1,250)   $  7,811    $  7,809
                              ========   ========   ========    ========    ========


   The accompanying notes are an integral part of these financial statements.



                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000
                             (Dollars in thousands)

                                                                         2001       2000
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   665    $   852
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                     272        255
           Deferred tax provision (benefit)                                  (82)        40
           Changes in certain current assets and liabilities-
              Decrease (increase) in receivables, net                        161       (322)
              Increase in inventories                                        (33)      --
              Increase (decrease) in prepaid income taxes                   --          166
              (Increase) decrease in prepaid expenses and other assets       (46)        20
              (Decrease) increase in accounts payable                       (211)       317
              Increase in accrued compensation                                25         32
              Increase in income taxes payable                                28        101
              (Decrease) increase in all other accrued liabilities          (191)       104
                                                                         -------    -------

                  Net cash provided by operating activities                  588      1,565

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                      1,232       (485)
    Additions to property, plant, and equipment                             (162)      (333)
                                                                         -------    -------

                  Net cash provided by investing activities                1,070       (818)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchase                                               (1,250)      --
     Dividends paid                                                         (363)      --
                                                                         -------    -------

           Net cash used in financing activities                          (1,613)      --


NET INCREASE IN CASH                                                          45        747

CASH AND CASH EQUIVALENTS, beginning of year                               1,249        502
                                                                         -------    -------

CASH AND CASH EQUIVALENTS, end of year                                   $ 1,294    $ 1,249
                                                                         =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received              $   437    $   222
                                                                         =======    =======

   The accompanying notes are an integral part of these financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000



1.   BUSINESS DESCRIPTION:
     ---------------------

Micropac Industries, Inc. (the "Company"), a Delaware corporation, manufactures and distributes various types of hybrid microcircuits and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers and medical devices.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2001 and 2000. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

     Buildings................................................................15
     Facility improvements..................................................8-15
     Machinery and equipment................................................5-10
     Furniture and fixtures..................................................5-8

The Company assesses long-lived assets for impairment under Financial Accounting Standards board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of: "When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down to market value or discounted cash flow value is required."

Research and Development Costs
------------------------------

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2001 and 2000, the Company had no dilutive potential common stock.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts have been reclassified to conform to current year presentation.

3.   NOTES PAYABLE TO BANKS:
     -----------------------

During fiscal 2001 the Company obtained an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit expires on June 7, 2002. The Company has not utilized any portion of the available facility. The line of credit requires that the Company maintain certain financial ratios. The Company was in compliance with these covenants during the 2001 fiscal year. On November 30, 2000, the Company did not have a line of credit agreement with any banking institution.

4.   RELATED PARTIES:
     ----------------

The Company leases a building from the Company's chairman of the board. A new lease was signed on July 1, 1999, for a term of five (5) years, which expires on June 30, 2004. The lease was renewed under similar terms and conditions as the prior lease. Amounts paid under the lease agreement in 2001 approximated $37,000 and $36,000 in 2000. Management believes that fees charged under this agreement were negotiated at arms length and represent market rates.

5.   LEASE COMMITMENTS:
     ------------------

Rent expenses in total for the years ended November 30, 2001 and 2000, were approximately $42,000 for each year. Future minimum lease payments under non-cancelable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

     2002                                                  $38,000
     2003                                                  $38,000
     2004                                                  $19,000
                                                           -------
                                          Total            $95,000

6.   EMPLOYEE BENEFITS:
     ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $140,000 in 2001 and $131,000 in 2000. Employees become vested in Company contributions at 20% after three years, 40% after four years, 60% after five years, 80% after six years and 100% after seven years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.



7.   INCOME TAXES:
     -------------

The Company  accounts for its income  taxes  according to Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November
30:

                                                   2001         2000
                                                  --------    --------
     Current Provision -
         Federal                                  $442,000    $406,000
         State                                      60,000      96,000
                                                  --------    --------
                                                   502,000     502,000
     Deferred (Benefit) Provision -

         Federal                                   (82,000)     40,000
                                                  --------    --------

                  Total                           $420,000    $542,000
                                                  ========    ========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                   2001        2000
                                                  --------    --------
     Tax at 34% statutory rate                    $369,000    $474,000
     State income taxes, net of federal benefit     39,600      63,000
     Other                                          11,400       5,000
                                                  --------    --------

              Income tax provision                $420,000    $542,000
                                                  ========    ========


The components and changes in deferred tax assets and liabilities were as follows:

                                                          November 30,      Deferred      November 30,
                                                              2001          (Benefit)          2000
                                                          ------------    ------------    ------------
        Current Deferred Taxes
             Allowance for doubtful accounts              $     33,000    $       --      $     33,000
             Inventory                                         179,000         (42,000)        137,000
             Accrued liabilities and other                      61,000         (31,000)         30,000
                                                          ------------    ------------    ------------

                 Net current deferred tax asset           $    273,000    $    (73,000)   $    200,000
                                                                          =   ========    =   ========

        Non-current Deferred Taxes

             Depreciation and other                       $     25,000    $     (9,000)   $     34,000
                                                          ------------    ------------    ------------

                 Net non-current deferred tax liability   $     25,000    $     (9,000)   $     34,000
                                                          ============    ------------    ============

     Deferred tax benefit                                                 $    (82,000)
                                                                          ============

8.   SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 66% of total sales in 2001and 62% of total sales in 2000. During 2001, the Company had two customers that accounted for 14% and 10% respectively of the Company's annual sales. In comparison, the Company had two customers in 2000 that accounted for approximately 28% and 15% respectively of the Company's annual sales.

9.   SHAREHOLDERS' EQUITY:
     ---------------------

On November 30, 2001, there were approximately 585 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

On January 10, 2001, the Company's board of directors approved a dividend declaration of $0.10 per share for shareholders of record as of February 1, 2001. The dividend was paid to shareholders on February 20, 2001.

On January 15, 2001, the Company's board of directors approved the repurchase of 500,000 shares of common stock from a major shareholder and senior management person within the Company. The repurchase price was based primarily on a valuation of the Company by an outside consulting firm. The agreed to price of $2.50 per share was paid on February 5, 2001.

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2001, there were 500,000 options available to be granted; however, no options had been granted at year end.

                             DIRECTORS AND OFFICERS
                                NOVEMBER 30, 2001






                                NICHOLAS NADOLSKY
                           Chief Executive Officer and
                              Chairman of the Board


                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Ferguson, Dallas, Tx.


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