Form 10QSB
period 2002-03-02
MICROPAC INDUSTRIES INC
filed 2002-04-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended March 2, 2002


              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.


         Delaware                                                75-1225149
------------------                             ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

         905 E. Walnut, Garland, Texas                           75040
--------------------------------------                  ------------------------
(Address of Principal Executive Office)                          (Zip Code)

Registrant's Telephone Number, including Area Code               (972) 272-3571
                                                        ------------------------

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

At April 2, 2002 there were 3,627,151 shares issued and 3,127,151shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

Traditional Small Business Disclosure Format

Yes   X                                                                No
   -------                                                               -------

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MARCH 2, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three
                         months ended March 2, 2002 and February 24,
                         2001
                    Condensed Balance Sheets as of March 2, 2002 and November 30, 2001 Condensed Statements of Cash Flows for the three months ended March 2, 2002 and February 24, 2001
                    Notes to Condensed Financial Statements

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


SIGNATURES

                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statement

                                                           Three months ended
                                                         3/02/02      2/24/01
                                                         ----------   ----------

NET SALES                                                $    3,092   $    3,065

COST AND EXPENSES:
Cost of sales                                                 2,066        2,181
Research and development                                        133           85
Selling, general and administrative expenses                    668
                                                         ----------   ----------
                                                                             660

                               Total cost and expenses        2,867        2,926

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES               225          139

Interest income                                                  26           57
                                                         ----------   ----------

INCOME BEFORE TAXES                                      $      251   $      196

Provision for Taxes                                             100           72
                                                         ----------   ----------

NET INCOME                                               $      151   $      124
                                                         ----------   ----------

NET INCOME PER SHARE, BASIC AND DILUTED                  $      .05   $      .04

DIVIDEND PER SHARE                                       $      .00   $      .10

WEIGHTED AVERAGE NUMBER OF SHARES, Basic and Diluted      3,127,151    3,510,872



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

                                                                              3/02/02     11/30/01
                                                                              --------    --------
     Cash and cash equivalents                                                $  1,344    $  1,294
     Short term investments                                                      1,928       2,186
     Receivables, net of allowance for doubtful accounts of
          approximately $ 89 on March 2, 2002 and November 30, 2001              2,019       1,740
     Inventories:
         Raw materials and office supplies                                       1,056       1,045
         Work-in process                                                         1,279       1,142
                                                                              --------    --------
                                    Total Inventories                            2,335       2,187
     Prepaid expenses and other current assets                                      88          83
     Deferred income tax                                                           273         273
                                                                              --------    --------
                                  Total current assets                           7,987       7,763

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                           80          80
     Buildings                                                                     498         498
     Facility improvements                                                         796         733
     Machinery and equipment                                                     4,888       4,884
     Furniture and fixtures                                                        389         389
                                                                              --------    --------
                               Total property, plant, and equipment              6,651       6,584
     Less accumulated depreciation                                              (5,537)     (5,472)
                                                                              --------    --------
            Net property, plant and equipment                                    1,114       1,112
                                                                              --------    --------

                                      Total assets                            $  9,101    $  8,875
                                                                              ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $    466    $    471
     Accrued compensation                                                          236         271
     Accrued professional fees                                                      19          52
     Other accrued liabilities                                                     166         118
     Income taxes payable                                                          229         129
                                                                              --------    --------
                                 Total current liabilities                       1,116       1,041

DEFERRED INCOME TAXES                                                               25          25

SHAREHOLDERS' EQUITY
     Common stock ($.10 par value) 10,000,000 authorized, 3,627,151 issued         363         363
         3,127,151 outstanding
       Paid-in capital                                                             885         885

       Treasury stock - 500,000 shares, at cost
                                                                                (1,250)     (1,250)
       Retained earnings                                                         7,962       7,811
                                                                              --------    --------

                         Total shareholders' equity                              7,960       7,809
                                                                              --------    --------

                         Total liabilities and shareholders' equity           $  9,101    $  8,875
                                                                              ========    ========

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                    (Dollars in thousands except share data)
                                   (Unaudited)


                                                                 Three months ended
CASH FLOWS FROM OPERATING ACTIVITIES:                           3/02/02     2/24/01
                                                                --------    --------
     Net Income                                                 $    151    $    124
     Adjustments to reconcile net income to
         Cash from operating activities:
             Depreciation and amortization                            65          67
         Changes in current assets and liabilities:
             Receivables, net                                       (279)        343
             Inventories                                            (148)       (163)
             Prepaid expenses & other current assets                  (5)        (34)
             Income taxes payable                                    100           9
             Accounts payable                                         (5)       (148)
             Accrued compensation                                    (35)        (22)
             Other accrued liabilities                                15        (167)
                                                                --------    --------

         Net cash (used in) provided by operating activities        (141)          9


CASH FLOWS FROM INVESTING ACTIVITIES:
               Decrease in short term investments                    258         859
               Additions to property, plant and equipment            (67)        (12)
                                                                --------    --------

                    Net cash provided by investing activities        191         847

CASH FLOW FROM FINANCING ACTIVITIES
          Acquisition of treasury stock                             --        (1,250)
          Cash dividend                                             --          (363)
                                                                -------    --------


          Net cash used in financing activities                     --        (1,613)
                                                                --------    --------


NET DECREASE IN CASH                                                  50        (757)

CASH AND CASH EQUIVALENTS, beginning of period                     1,294       1,249
                                                                --------    --------

CASH AND CASH EQUIVALENTS, end of period                        $  1,344    $    492
                                                                ========    ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Cash paid for income taxes                            $      0    $ 61,000


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                           MICROPAC INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 2, 2002 and the results of operations and the cash flows for the three months ended March 2, 2002 and February 24, 2001. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2001. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

Note 2

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Note 3

The Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share dividend to all shareholders of record on February 1, 2001. The dividend payment was paid to shareholders on February 21, 2001. The Company did not pay a dividend for the first quarter of fiscal 2002.

Note 4

On February 3, 2001, the Company repurchased 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management. On March 2, 2002, the Company continued to hold as treasury stock the 500,000 shares purchased in the first quarter 2001.

Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of March 2, 2002, there were 500,000 options available to be granted; however, no options had been granted to date.

Note 6

During fiscal 2001 the Company obtained an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit expires on June 7, 2002. The line of credit requires that the Company maintain certain financial ratios. The Company has not, to date, used any of the available line of credit.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2002 and 2001, the Company had no dilutive potential common stock.

Note 8

Certain amounts have been reclassified to conform to current year presentation.

                            MICROPAC INDUSTRIES, INC.
ITEM 2          MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table expresses the Company's statements of operations as a percentage of net sales.

                                                             Three months ended
                                                            3/02/02      2/24/01
                                                            -------      -------

NET SALES                                                       100%        100%
COST AND EXPENSES:
Cost of sales                                                    67%         71%
Research and development                                          4%          3%
Selling, general and administrative expenses                     22%
                                                            -------      -------
                                                                             22%
                               Total cost and expenses           93%         96%

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                 7%          4%

Interest income                                                   1%          2%
                                                            -------      -------

INCOME BEFORE TAXES                                               8%          6%

Provision for Taxes                                               3%          2%
                                                            -------      -------

NET INCOME                                                        5%          4%


Sales totaled $3,092,000 for the first quarter 2002 compared to $3,065,000 for the same quarter in 2001, an increase of 0.9% compared to the prior year. The slowdown in the semiconductor industry resulted in a 76% decrease in sales of certain industrial products supplied to a major customer in the semiconductor industry compared to the first quarter of 2001. The higher level sales of the company's standard military products in the first quarter of 2002 offset the decrease in industrial products.

Cost of sales for the first three months of 2002 totaled $2,066,000 compared to $2,181,000 for the same period of 2001. As a percent of net sales, cost of goods sold in the first quarter 2002 was 66.8%, compared to 71.2% in the first quarter 2001. The decrease in cost of sales is attributed to changes in product mix and a decrease in manufacturing cost associated with implemented cost reduction efforts.

Research and development cost totaled $133,000 for the first quarter 2002 versus $85,000 expensed for the same quarter in 2001. Expenditures for 2002 are 4.3% of sales compared to 2.8% for the first quarter of 2001. The increase is associated with the development of two new products.

Selling, general and administrative expenses totaled $668,000 for the first quarter 2002 compared to $660,000 in the first quarter of 2001, an increase of 1.2% for the comparable quarters. As a percent of revenues, SG&A totaled 21.6% of revenues for the first quarter of 2002 versus 21.5% for the same quarter of 2001.

Net income for the first quarters 2002 and 2001 totaled $151,000 and $124,000 or 4.9% and 4.0% of net sales for the respective periods. The increase in net income was attributable to an increase in sales and the cost reduction efforts described above. Income per share totaled $.05 and $.04 per share for the comparable quarter of 2002 versus 2001.

New orders received during the first quarters 2002 and 2001 totaled approximately $2,459,000 and $3,974,000 respectively. The decrease in new orders is primarily related to the slow down in the semiconductor industry, timing of orders placed by major European customers, and changes in inventory management practices of the distributor network. Backlog ending March 2, 2002 totaled $4,869,000 compared to $6,400,000 for the period ended February 24, 2001, based on shipments outpacing new orders for the quarter. The majority of the backlog is expected to ship in fiscal 2002.

Accounts receivable increased $279,000 for the first quarter 2002. Collections on invoices have slowed during the first quarter resulting in day's sales average of approximately 55 compared to 52 days at November 30, 2001.

The Company's inventories increased $148,000 for the first quarter. The inventory is consistent with the existing backlog, and current monthly shipping levels.

Current liabilities increased $75,000 for the first quarter of 2002. The increase is primarily related to the $100,000 increase in short-term current income tax liabilities. This increase was partially offset by decreased accounts payable liabilities.

Liquidity and Capital Resources
-------------------------------

Cash and Short Term Investments decreased $208,000 for the first quarter of 2002 due to slower collections from several major customers. The slower collections are short-term timing issues and are not indicative of any financial difficulties or disputes.

In the first quarter 2002 cash flows from operating activities decreased $142,000 compared to an increase of $9,000 in 2001. The difference is primarily related to increased accounts receivable due to slower collections, increased estimated income taxes, and stable accounts payable for the first quarter 2002.

Capital expenditures for the first quarter of 2002 totaled $67,000. The primary asset purchased in 2002 was a new fire alarm system for the protection of Company assets while lesser amounts were used to purchase production and test equipment. These purchases were financed with the Company's cash.

During fiscal 2001 the Company obtained an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit expires on June 7, 2002. The line of credit requires that the Company maintain certain financial ratios. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Cautionary Statement
--------------------

This Form 10-QSB contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources. The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          The Company is not involved in any material current or pending legal proceedings.

ITEM 2.   CHANGES IN SECURITIES
          ----------------------

          None

ITEM 3,   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------
          The annual shareholders' meeting was held on February 28, 2002. The meeting was held to elect board members for the following year. Nicholas Nadolsky, Heinz-Werner Hempel, H. Kent Hearn, James K. Murphey and Connie Wood were nominated for election to the board of directors. All nominees were elected by majority vote of the shareholders. No other issues were presented to the shareholders for vote.

ITEM 5.   OTHER INFORMATION
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          None

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized.


                            MICROPAC INDUSTRIES, INC.



April 11, 2002                                         /s/ Nicholas Nadolsky
---------------------------                           --------------------------
Date                                                  Nicholas Nadolsky
                                                      Chairman of the Board/CEO



April 11, 2002                                         /s/ Patrick Cefalu
---------------------------                           --------------------------
Date                                                  Patrick Cefalu
                                                      Chief Financial Officer