Form 10QSB
period 2002-06-01
MICROPAC INDUSTRIES INC
filed 2002-07-16
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended June 1, 2002


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




At June 1, there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

On July 12, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent accountant and appointed KPMG LLP as successor accountant. As a result of the dismissal of Andersen, the financial statements for the quarter ended June 1, 2002 included in this filing have not been reviewed by the Company's independent accountant pursuant to Rule 10-01(d). As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, a review for the quarter ended June 1, 2002 will be conducted in conjunction with the independent accountant's review of the financial statements for the quarter and cumulative interim period to date ending August 31, 2002.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  JUNE 1, 2002

                                      INDEX

PART I  - FINANCIAL INFORMATION

     ITEM 1 -   FINANCIAL STATEMENTS

                    Condensed Statements  of Operations for the three months and six months ended June 1, 2002 and May 26, 2001
                    Condensed Balance Sheets as of June 1, 2002 and November 30,
                         2001
                    Condensed Statements of Cash Flows  for the six months ended
                         June 1, 2002 and May 26, 2001
                    Notes to Financial Statements

     ITEM 2 -   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS



PART II  - OTHER INFORMATION

     ITEM 1 -   LEGAL PROCEEDINGS
     ITEM 2 -   CHANGES IN SECURITIES
     ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES
     ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ITEM 5 -   OTHER INFORMATION
     ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES


On July 12, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent accountant and appointed KPMG LLP as successor accountant. As a result of the dismissal of Andersen, the financial statements for the quarter ended June 1, 2002 included in this filing have not been reviewed by the Company's independent accountant pursuant to Rule 10-01(d). As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, a review for the quarter ended June 1, 2002 will be conducted in conjunction with the independent accountant's review of the financial statements for the quarter and cumulative interim period to date ending August 31, 2002.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                          Statement of Income           Statement of Income
                                                        For three months ended             Year-to-date
                                                        6/01/02        5/26/01        6/01/02        5/26/01
                                                      -----------    -----------    -----------    -----------
NET SALES                                             $     3,488    $     3,535    $     6,580    $     6,600

COST AND EXPENSES:

    Cost of Goods Sold                                     (2,426)        (2,482)        (4,492)        (4,665)

    Research and development                                  (69)           (87)          (202)          (170)

    Selling, general & administrative expenses               (671)          (675)        (1,339)        (1,334)
                                                      -----------    -----------    -----------    -----------

                            Total cost and expenses         3,166          3,244          6,033    $     6,169


OPERATING INCOME BEFORE INTEREST                              322            291            547            431
        AND INCOME TAXES

    Interest income                                            17             42             43             98
                                                      -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                                   $       339    $       333    $       590    $       529

    Provision for taxes                                      (136)          (133)          (236)          (205)
                                                      -----------    -----------    -----------    -----------

NET INCOME                                            $       203    $       200    $       354    $       324
                                                      ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED               $       .06    $       .06    $       .11    $       .10

DIVIDENDS PER SHARE                                          --             --      $         0    $       .10


WEIGHTED AVERAGE OF SHARES, Basic and diluted           3,127,151      3,127,151      3,127,151      3,294,975



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                           MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                           6/01/02      11/30/01
                                                                       ----------    ----------
     Cash and cash equivalents                                         $      573    $      486
     Short term investments                                                 3,031         2,994
     Receivables, net of allowance for doubtful accounts of $89 on          1,927         1,740
            June 1, 2001 and November 30, 2001
     Inventories:
         Raw materials                                                      1,117         1,045
         Work-in process                                                    1,315         1,142
                                                                       ----------    ----------
     Total Inventories                                                      2,432         2,187
     Prepaid expenses and other current assets                                 93            83
     Deferred income tax                                                      273           273
                                                                       ----------    ----------
                        Total current assets                                8,329         7,763
                                                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                      80            80
     Buildings                                                                498           498
     Facility improvements                                                    796           733
     Machinery and equipment                                                4,888         4,884
     Furniture and fixtures                                                   390           389
                                                                       ----------    ----------
                        Total property, plant, and equipment                6,652         6,584
         Less accumulated depreciation                                     (5,602)       (5,472)
                                                                       ----------    ----------
     Net property, plant and equipment                                      1,050         1,112
                                                                       ----------    ----------
                        Total assets                                   $    9,379    $    8,875
                                                                       ==========    ==========

                                     LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $      498    $      471
     Accrued compensation                                                     276           271
     Accrued professional fees                                                 37            52
     Other accrued liabilities                                                241           118
     Income taxes payable                                                     139           129
                                                                       ----------    ----------
                        Total current liabilities                           1,191         1,041
                                                                       ----------    ----------

DEFERRED INCOME TAXES                                                          25            25

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,            363           363
          3,627,151 issued 3,127,151 outstanding at June 1, 2002 and
             November 30, 2001
     Paid-in capital                                                          885           885
       Treasury stock, 500,000 shares, at cost                             (1,250)       (1,250)
     Retained earnings                                                      8,165         7,811
                                                                       ----------    ----------

                        Total shareholders' equity                          8,163         7,809
                                                                       ----------    ----------

                        Total liabilities and shareholders' equity     $    9,379    $    8,875
                                                                       ==========    ==========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             6/01/02      5/26/01
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $     354    $     324
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                        129          135
         Changes in current assets and liabilities:
             Accounts receivable                                                 (187)        (103)
             Inventories                                                         (245)        (138)
             Prepaid expenses and other current assets                            (10)          14
             Income taxes, prepaid and deferred                                    10           (8)
             Accounts payable                                                      27         (181)
             Payroll and withholdings                                               5          (29)
             Accrued liabilities                                                  108          (78)
                                                                            ---------    ---------

                                 Net cash provided by (used in) operating         191          (64)
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in short-term investments                                        (37)         754
        Additions to property, plant and equipment                                (67)         (95)
                                                                            ---------    ---------


                              Net cash provided by (used in) investing           (104)         659
activities

CASH FLOWS FROM FINANCING ACTIVITIES
         Acquisition of treasury stock                                           --         (1,250)
         Cash dividend                                                           --           (363)

                                  Net cash used in financing activities          --         (1,613)
                                                                            ---------    ---------

Net change in cash and cash equivalents                                            87       (1,018)

Cash and Cash Equivalents at beginning of period                                  486        1,249
                                                                            ---------    ---------

Cash and Cash Equivalents at end of period                                  $     573    $     231
                                                                            =========    =========

Supplemental Cash Flow Disclosure
      Cash Paid For Income Taxes                                            $     178    $     211

These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 Management Representations

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 1, 2002 and the cash flows and the results of operations for the three months and six months ended June 1, 2002 and May 26, 2001. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2001. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

Note 2

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.


Note 3

In 2001, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 1, 2001. The dividend payment was paid to shareholders on February 21, 2001.

Note 4

In 2001, the Company repurchased 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management. The Company continues to hold the 500,000 shares as treasury stock.

Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of June 1, 2002 there were 500,000 options available to be granted. No options had been granted to date.

Note 6

During fiscal 2001, the Company obtained an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the six months ended June 1, 2002 and May 26, 2001, the Company had no dilutive potential common stock.

Note 8

Certain amounts have been reclassified to conform to current year presentation.

Note 9

Effective May 13, 2002, the Company's CEO and Chairman of the Board since 1974, Nicholas Nadolsky, began a medical leave of absence. Ms. Connie Wood, Chief Operating Officer and President has been appointed by the Board of Directors as the Chief Executive Officer and President of the Company. Ms. Wood was elected to the Board of Directors at the Company's Annual meeting on March 1, 2002. Ms. Wood has been with the Company since February 1969 and has held several significant senior management positions with the Company during her employment.


                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT  DISCUSSION  AND  ANALYSIS OF THE  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS


                                             Three months ended       Year to Date
                                             6/01/02    5/26/01    6/01/02    5/26/01
                                            --------   --------   --------   --------
NET SALES                                     100.0%     100.0%     100.0%     100.0%

COST AND EXPENSES
    Cost of sales                              69.6%      70.2%      68.2%      70.7%
    Research and development                    2.0%       2.5%       3.1%       2.6%
    Selling, general and administrative        19.2%      19.1%      20.4%      20.2%
                                            --------   --------   --------   --------

                  Total cost and expenses      90.8%      91.8%      91.7%      93.5%

OPERATING INCOME BEFORE INTEREST                9.2%       8.2%       8.3%       6.5%
     AND INCOME TAXES

    Interest income                              .5%       1.2%        .7%       1.5%
                                            --------   --------   --------   --------

INCOME BEFORE TAXES                             9.7%       9.4%       9.0%       8.0%

    Provision for taxes                         3.9%       3.8%       3.6%       3.1%
                                            --------   --------   --------   --------

NET INCOME                                      5.8%       5.7%       5.4%       4.9%


Sales for the second quarter and year to date 2002 totaled $3,488,000 and $6,580,000, respectively. Sales for the second quarter decreased 1.4% or $47,000 below sales for the same period of 2001 while year-to-date sales in 2002 decreased .3% or $20,000 below the first six months of 2001.

Cost of sales for the second quarters 2002 versus 2001 totaled 69.6% and 70.2%, respectively, of net sales while year-to-date cost of sales for the same comparable years totaled 68.2% and 70.7%. Both the quarter and year-to-date cost of sales percentages decreased slightly compared to 2001 results. The reduction is related primarily to changes in product mix and cost reduction implementation.

Selling, general and administrative expenses for the second quarter and year to date 2002 totaled 19.2% and 20.4%, respectively, compared to 19.1% and 20.2% for the same quarter and year-to date in 2001. As a percentage of net sales, selling, general and administrative expenses increased for both comparative periods. In actual dollars expensed, selling, general and administrative expenses decreased $4,000 for the comparable quarters and increased $5,000 for the comparable years-to-date.

Net income in the second quarter and year to date 2002 totaled $203,000 and $354,000, respectively, compared to $200,000 and $324,000 for the comparable periods in 2001. The income increase for the comparable quarters and year to date was related primarily to reduced cost of goods sold expenses. Net income per share for the comparable quarters in 2002 versus 2001 totaled $.06 for both periods while year- to-date income per share totaled $.11 and $.10 for the comparable six months of 2002 and 2001, respectively. The increase in income per share is related to increased net income and reduced weighted average number of shares.

New orders for the second quarter and year-to-date 2002 totaled $2,887,000 and $5,345,000, respectively, compared to $3,089,000 and $ $7,062,000 for the comparable periods of 2001. New orders are for add-on's to existing contracts, re-buys for certain custom products and continued sales of the Company's standard products.

Backlog totaled $4,207,000 on June 1, 2002 compared to $5,895,000 as of May 26, 2001 and $5,512,000 on November 30, 2001. The backlog decrease is a result of decreased bookings in the first six months of the current year. A significant amount of the backlog is expected to ship in fiscal 2002.

Total assets increased $504,000 to $9,379,000 as of June 1, 2002 from $8,875,000 as of November 30, 2001. The increase is attributed primarily to net income for the first six months of 2002.

Accounts receivable, net totaled $1,927,000 as of June 1, 2002 and represents an increase of $187,000 since November 30, 2001. The increase in accounts receivable is related to timing of collections. Days' sales totaled 49.7 days on June 1, 2002 compared to 51.9 days on November 30, 2001.

Inventories totaled $2,432,000 at the end of the second quarter 2002 compared to $2,187,000 on November 30, 2001, an increase of $245,000. Inventories are comprised of raw materials totaling $1,117,000 and work-in-process inventories totaling $1,315,000. Raw materials inventories increased $72,000 since November 30, 2001, while work-in-process inventories increased $173,000. The increase in inventory is related to change in product mix and production requirements for the 3rd quarter of 2002.

Current liabilities totaled $1,191,000 on June 1, 2002 and represent an increase of $ 150,000 since November 30, 2001. The increase in current liabilities is related primarily to reserves established for advanced purchases of materials for some of the Company's military/space projects.

Shareholders' equity increased $354,000 in the first six months of 2002. Earnings per share for the six month period totaled $.11 per share.


Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of June 1, 2002 totaled $3,604,000 compared to $3,480,000 on November 30, 2001, an increase of $124,000. The increase in cash and short-term investments is attributable to a positive cash flow generated from normal operating activities and then invested in certificates of deposit. Cash and cash equivalents increased $87,000 while short term investments increased $37,000.

As of June 1, 2002 cash flows from operating activities were $191,000 compared to $(64,000) as of May 26, 2001.

Capital expenditures through the second quarter of 2002 totaled $67,000. The primary asset purchased in 2002 was a new fire alarm system for the protection of Company assets while lesser amounts were used to purchase production and test equipment. These purchases were financed with the Company's cash.

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


                            MICROPAC INDUSTRIES, INC.




July 15, 2002                                             /s/ Connie Wood
-------------                                            -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer



July 15, 2002                                             /s/ Patrick Cefalu
-------------                                            -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer