Form 10QSB
period 2002-08-31
MICROPAC INDUSTRIES INC
filed 2002-10-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 31, 2002


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




At August 31, 2002 there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

On July 12, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent accountant and appointed KPMG LLP as successor accountant. As a result of the dismissal of Andersen, the financial statements for the quarter ended June 1, 2002 had not been reviewed by the Company's independent accountant as of filing the second quarter Form 10QSB on July 15, 2002 pursuant to Rule 10-01(d). As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, a review for the quarter ended June 1, 2002 was conducted in conjunction with the independent accountant's review of the financial statements for the quarter and cumulative interim period to date ending August 31, 2002.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 31, 2002

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -  FINANCIAL STATEMENTS

                         Condensed Statements of Operations for the three
                              months and nine months ended August 31, 2002 and August 25, 2001
                         Condensed Balance Sheets as of August 31, 2002 and November 30, 2001 Condensed Statements of Cash Flows for the nine months ended August 31, 2002 and August 25, 2001
                         Notes to Financial Statements

           ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

           ITEM 3-   CONTROLS AND PROCEDURES



PART II  - OTHER INFORMATION

           ITEM 1 -  LEGAL PROCEEDINGS
           ITEM 2 -  CHANGES IN SECURITIES
           ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
           ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ITEM 5 -  OTHER INFORMATION
           ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
                         (a)  Exhibits

                                    99.1 Certification of Connie Wood, President
                                    and  CEO  (Principal   Executive   Officer),
                                    pursuant  to  18   U.S.C.Section   1350,  as
                                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    99.2  Certification  of Patrick Cefalu,  CFO
                                    (Principal  Financial Officer),  pursuant to
                                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES



On July 12, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent accountant and appointed KPMG LLP as successor accountant. As a result of the dismissal of Andersen, the financial statements for the quarter ended June 1, 2002 had not been reviewed by the Company's independent accountant as of filing the second quarter Form 10QSB on July 15, 2002 pursuant to Rule
10-01(d).  As  permitted  by the  guidance  issued  by the SEC in  Release  Nos.
33-8070/34-45590, a review for the quarter ended June 1, 2002 was conducted in conjunction with the independent accountant's review of the financial statements for the quarter and cumulative interim period to date ending August 31, 2002.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                                       Statement of Operations      Statement of Operations
                                                     For the three months ended    For the nine months ended
                                                       8/31/02        8/25/01        8/31/02        8/25/01
                                                     -----------    -----------    -----------    -----------

NET SALES                                            $     3,179    $     3,285    $     9,759    $     9,885

COST AND EXPENSES:

    Cost of goods sold                                    (2,241)        (2,343)        (6,733)        (7,008)

    Research and development                                 (38)          (103)          (240)          (273)

    Selling, general & administrative expenses              (665)          (635)        (2,004)        (1,969)
                                                     -----------    -----------    -----------    -----------

                       Total cost and expenses             2,944          3,081          8,977    $     9,250


OPERATING INCOME BEFORE INTEREST                             235            204            782            635
           AND INCOME TAXES

    Interest income                                           25             31             68            129
                                                     -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                                  $       260    $       235    $       850    $       764

    Provision for taxes                                     (104)           (94)          (340)          (299)
                                                     -----------    -----------    -----------    -----------

NET INCOME                                           $       156    $       141    $       510    $       465
                                                     ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED              $       .05    $       .05    $       .16    $       .14


DIVIDENDS PER SHARE                                         --             --             --      $       .10


WEIGHTED AVERAGE OF SHARES, Basic and diluted          3,127,151      3,127,151      3,127,151      3,238,262



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

CURRENT ASSETS                                                            8/31/02      11/30/01
                                                                         ---------    ---------
                                                                         Unaudited

     Cash and cash equivalents                                           $   1,167    $     486
     Short term investments                                                  2,843        2,994
     Receivables, net of allowance for doubtful accounts of $89 on           1,616        1,740
         August 31, 2002 and November 30, 2001
     Inventories:
         Raw materials                                                       1,043        1,045
         Work-in process                                                     1,393        1,142
                                                                         ---------    ---------
     Total Inventories                                                       2,436        2,187
     Prepaid expenses and other current assets                                  86           83
     Deferred income tax                                                       273          273
                                                                         ---------    ---------
                            Total current assets                             8,421        7,763
                                                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                       80           80
     Buildings                                                                 498          498
     Facility improvements                                                     796          733
     Machinery and equipment                                                 4,911        4,884
     Furniture and fixtures                                                    391          389
                                                                         ---------    ---------
                            Total property, plant, and equipment             6,676        6,584
         Less accumulated depreciation                                      (5,659)      (5,472)
                                                                         ---------    ---------
     Net property, plant and equipment                                       1,017        1,112
                                                                         ---------    ---------
                            Total assets                                 $   9,438    $   8,875
                                                                         =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                                                    $     445    $     471
     Accrued compensation                                                      231          271
     Accrued professional fees                                                  49           52
     Other accrued liabilities                                                 258          118
     Income taxes payable                                                      111          129
                                                                         ---------    ---------
                            Total current liabilities                        1,094        1,041
                                                                         ---------    ---------

DEFERRED INCOME TAXES                                                           25           25

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,             363          363
         3,627,151 issued 3,127,151 outstanding at August 31, 2002 and
         November 30, 2001
     Paid-in capital                                                           885          885
     Treasury stock, 500,000 shares, at cost                                (1,250)      (1,250)
     Retained earnings                                                       8,321        7,811
                                                                         ---------    ---------

                            Total shareholders' equity                       8,319        7,809
                                                                         ---------    ---------

                            Total liabilities and shareholders' equity   $   9,438    $   8,875
                                                                         =========    =========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             8/31/02    8/25/01
                                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $   510    $   465
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                       187        202
         Changes in current assets and liabilities:
             Accounts receivable                                                 124        145
             Inventories                                                        (249)       (64)
             Prepaid expenses and other current assets                            (3)       (64)
             Income taxes, prepaid and deferred                                  (18)       (93)
             Accounts payable                                                    (26)      (370)
             Payroll and withholdings                                            (40)       (33)
             Accrued liabilities                                                 137        (60)
                                                                             -------    -------

                                 Net cash provided by operating activities       622        128

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in short-term investments                                       151        753
        Additions to property, plant and equipment                               (92)      (132)
                                                                             -------    -------

                                 Net cash provided by investing activities        59        621

CASH FLOWS FROM FINANCING ACTIVITIES
         Acquisition of treasury stock                                          --       (1,250)
         Cash dividend                                                          --         (363)
                                                                             -------    -------

                                  Net cash used in financing activities         --       (1,613)

Net change in cash and cash equivalents                                          681       (864)

Cash and Cash Equivalents at beginning of period                                 486      1,249
                                                                             -------    -------

Cash and Cash Equivalents at end of period                                  $  1,167    $   385
                                                                             =======    =======

Supplemental Cash Flow Disclosure
      Cash Paid For Income Taxes                                             $   307    $   352



These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 Management Representations

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 2002 and the cash flows and the results of operations for the three months and nine months ended August 31, 2002 and August 25, 2001. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2001. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

There are no plans at this time to approve the payment of an additional dividend.

Note 4

In 2001, the Company repurchased 500,000 shares at $2.50 per share from a significant individual shareholder who is also a member of management. The Company continues to hold the 500,000 shares as treasury stock.

Effective February 5, 2001, the Company entered into an agreement with Mr. Nicholas Nadolsky, the Company's immediate past Chief Executive Officer and Chairman of the Board, under the terms of which the Company may be required to purchase Mr. Nadolsky's 548,836 shares of stock under certain circumstances. The circumstances are Mr. Nadolsky's death, permanent disability or termination of employment with the company. Mr. Nadolsky is currently on medical leave, which medical leave (and Mr. Nadolsky's employment agreement) will terminate on May 1, 2003, at which time the Company may be required to purchase Mr. Nadolsky's shares of Company's common stock.

Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 31, 2002 there were 500,000 options available to be granted. No options have been granted to date.

Note 6

During fiscal 2002, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 31, 2002 and August 25, 2001, the Company had no dilutive potential common stock.

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

Effective May 1, 2002, the Company and Ms. Wood entered into a two (2) year employment agreement at a base salary of $156,000 per annum.

Note 10

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Note 11

Effective May 13, 2002, the Company's Board of Directors approved the formation of an audit committee composed of the four (4) members of the Board. It is possible that two members of the audit committee, Messrs. Hempel and Murphey, may resign form the committee if future Securities and Exchange Commission rules establish a criteria that such individuals are not independent due to their relationships with the Company.



                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT  DISCUSSION  AND  ANALYSIS OF THE  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

                                                         Three months ended        Nine months ended
                                                       8/31/02      8/25/01      8/31/02      8/25/01
                                                       -------      -------      -------      -------

NET SALES                                               100.0%       100.0%       100.0%       100.0%

COST AND EXPENSES
    Cost of sales                                        70.5%        71.3%        69.0%        70.9%
    Research and development                              1.2%         3.1%         2.5%         2.8%
    Selling, general and administrative                  20.9%        19.3%        20.5%        19.9%
                                                       -------      -------      -------      -------

                     Total cost and expenses             92.6%        93.8%        92.0%        93.6%

OPERATING INCOME BEFORE INTEREST                          7.4%         6.2%         8.0%         6.4%
     AND INCOME TAXES

    Interest income                                        .8%          .9%          .7%         1.3%
                                                       -------      -------      -------      -------

INCOME BEFORE TAXES                                       8.2%         7.1%         8.7%         7.7%

    Provision for taxes                                   3.3%         2.9%         3.5%         3.0%
                                                       -------      -------      -------      -------

NET INCOME                                                4.9%         4.2%         5.2%         4.7%


Sales for the third quarter and year to date 2002 totaled $3,179,000 and $9,759,000, respectively. Sales for the third quarter decreased 3.0% or $106,000 below sales for the same period of 2001 while year-to-date sales in 2002 decreased 1.2% or $126,000 below the first nine months of 2001. The sales decrease is primarily related to a lower backlog of orders for high-temp standard products and semiconductor industry products.

Cost of sales combined with research and development for the third quarters 2002 versus 2001 totaled 71.7% and 74.4%, respectively, of net sales while year-to-date cost of sales for the same comparable years totaled 71.5% and 73.7%. Both the quarter and year-to-date cost of sales percentages decreased slightly compared to 2001 results. The reduction is related primarily to changes in product mix and cost reduction implementation.

Selling, general and administrative expenses for the third quarter and year to date 2002 totaled 20.9% and 20.5%, respectively, compared to 19.3% and 19.9% for the same quarter and year-to date in 2001, reflecting slight increases in the current year. In actual dollars expensed, selling, general and administrative expenses increased $30,000 for the comparable quarters and increased $35,000 for the comparable years-to-date. The year-to-date increase is due to an overall increase in property, liability, and Director & Officer insurance.

Income before taxes in the third quarter and year to date 2002 totaled $260,000 and $850,000, respectively, compared to $235,000 and $764,000 for the comparable periods in 2001. The income increase for the comparable quarters and year to date was related primarily to reduced cost of goods sold. Net income per share for the comparable quarters in 2002 versus 2001 totaled $0.05 for both periods while year- to-date income per share totaled $0.16 and $0.14 for the comparable nine months of 2002 and 2001, respectively. The increase in income per share is related to increased net income and reduced weighted average number of shares.

New orders for the third quarter and year-to-date 2002 totaled $4,567,000 and $9,915,000, respectively, compared to $3,612,000 and $10,674,000 for the comparable periods of 2001. The increase in new orders in the third quarter is primarily attributable to a single order for standard optoelectronic components from a new customer. Current year-to-date orders are approximately $762,000 lower than comparable period 2001 orders, with reduced requirements from a major semiconductor industry customer, combined with lower demand for the Company's high-temperature standard products from oil exploration companies, and decreased orders from international customers.

Backlog totaled $5,570,000 on August 31, 2002 compared to $6,208,000 as of August 25, 2001 and $5,512,000 on November 30, 2001. A significant amount of the backlog is expected to ship in fiscal 2002.

Total assets increased $563,000 to $9,438,000 as of August 31, 2002 from $8,875,000 as of November 30, 2001, primarily attributable to an increase in short term investments, and work in process, and a decrease in accounts receivable.

Accounts receivable, net totaled $1,616,000 as of August 31, 2002, a decrease of $124,000 since November 30, 2001. The decrease in receivables is related to timing of collections and decreased revenues for the third quarter 2002. Days' sales totaled 45 days on August 31, 2002 compared to 51.9 days on November 30, 2001.

Inventories totaled $2,436,000 at the end of the third quarter 2002 compared to $2,187,000 on November 30, 2001, an increase of $249,000. Inventories are comprised of raw materials totaling $1,043,000 and work-in-process inventories totaling $1,393,000. Raw materials inventories decreased $2,000 since November 30, 2001, while work-in-process inventories increased $251,000. The increase in inventory is related to change in product mix and production requirements for the 4th quarter of 2002.

Current liabilities totaled $1,094,000 on August 31, 2002, an increase of $ 53,000 since November 30, 2001. The increase in current liabilities is related primarily to reserves established for advanced purchases of materials for some of the Company's military/space projects.

Shareholders' equity increased $510,000 in the first nine months of 2002. Earnings per share for the nine month period totaled $.16 per share.


Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of August 31, 2002 totaled $4,010,000 compared to $3,480,000 on November 30, 2001, an increase of $530,000. The increase in cash and short-term investments is attributable to a positive cash flow generated from normal operating activities and then invested in certificates of deposit. Cash and cash equivalents increased $681,000 while short-term investments increased $151,000.

As of August 31, 2002 cash flows from operating activities were $622,000 compared to $128,000 as of August 25, 2001. Changes in cash usage for accounts payable and accrued liabilities contributed significantly to the improved cash flows from operating activities for the comparable periods.

Capital expenditures through the third quarter of 2002 totaled $92,000. The primary asset purchases in 2002 were a new fire alarm system for the protection of Company assets and additional production and test equipment. These purchases were financed internally with the Company's cash.

During fiscal 2002 the Company renewed the uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The Company has not, to date, used any of the available line of credit.

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

ITEM 3. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

                  Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         (b)      Changes in internal controls.

                  Not applicable.

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


                  Exhibit 99.1

                  Exhibit 99.2



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.



October 10, 2002                                          /s/ Connie Wood
----------------                                         -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


October 10, 2002                                          /s/ Patrick Cefalu
----------------                                         -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Connie Wood, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Micropac Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002


                                            /s/ Connie Wood
                                           -------------------------------------
                                           Connie Wood
                                           President and Chief Executive Officer

I, Patrick Cefalu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Micropac Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002


                                                          /s/ Patrick Cefalu
                                                         ----------------------
                                                         Patrick Cefalu
                                                         Chief Financial Officer