Form 10KSB
period 2002-11-30
MICROPAC INDUSTRIES INC
filed 2003-02-07
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)

   (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                           For the fiscal year ended November 30, 2002


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

______________________________         _________________________________________

______________________________         _________________________________________


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

              Revenues for its most recent fiscal year: $13,062,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 3,127,151 as of November 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business
----------------


INTRODUCTION
------------

Micropac Industries, Inc. (the "Company"), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 576 shareholders on November 30, 2002.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 51% of the Company's sales for the fiscal year ended November 30, 2002, and 58% in fiscal 2001; standard components are estimated to account for approximately 49% of the Company's sales for the fiscal year ended November 30, 2002, and 42% for fiscal 2001.

In 2002, the Company's investment in technology through research and development, which was expensed, totaled approximately $353,000 ($357,000 in 2001). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.


SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 13% of the sales for fiscal year 2002 (13% in 2001) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.


CUSTOMERS
---------

The  Company's  major  customers  include   contractors  to  the  United  States
government. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 69% of the Company's fiscal net sales in 2002 compared to 66% in 2001.

During 2002, one customer totaled 13% of the Company's sales compared to 14% for the year ended November 30, 2001. In 2001, one other customer totaled 10% of sales.


BACKLOG
-------

At November 30, 2002, the Company had a backlog of unfilled orders totaling approximately $5,144,000 compared to approximately $5,512,000 at November 30, 2001. The Company expects to complete and ship most of its November 30, 2002 backlog during fiscal 2003.

EMPLOYEES
---------

At November 30, 2002, the Company had 121 full-time employees (compared to 134 at November 30, 2001), of which 22 were executive and managerial employees, 33 were engineers and quality-control personnel, 19 were clerical and administrative employees, and 47 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2002.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2002, there were approximately 576 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

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

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The Company has not, to date, used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $841,000 net in cash flows from operations in 2002. Cash influx came primarily from the combination of net income, $639,000; recovery of depreciation, $246,000; the increase of accrued liabilities, $38,000, increased liabilities for accounts payable, $104,000, and decreased prepaid expenses, $27,000. Cash was used to increase inventories, ($113,000), for increased accounts receivables, ($61,000), decreased accrued compensation, ($15,000), and a decrease in liabilities for taxes of ($20,000). Inventories increased due to anticipated shipments within the first quarter of 2003 while accounts receivable increased due to the timing on shipments made in October and November of 2002. Day's sales in accounts receivables totaled approximately 51.7 days as of November 30, 2002, compared to 51.9 days at November 30, 2001.

The Company used $185,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2002 compared to $162,000 in 2001.

As of November 30, 2002, the Company had $1,296,000 in cash and cash equivalents and $2,728,000 in short term investments compared to $1,294,000 in cash and cash equivalents and $2,186,000 in short term investments on November 30, 2001. Cash and cash equivalents increased $2,000 while short-term investments increased $542,000 when comparing 2002 results to 2001. In addition to short term investments, the Company has a long term certificate of deposit in the amount of $112,000.

On January 15, 2001, the Company's board of directors approved the repurchase of approximately 500,000 shares of common stock at $2.50 per share from a significant individual shareholder who was also a member of management. The repurchase was completed using available cash on February 5, 2001, and totaled $1,250,000. On January 10, 2001, the Board of Directors voted to give shareholders of record on February 1, 2001, a dividend of $0.10 per share. This dividend was paid with available cash on February 20, 2001. The Company was able to pay the above cash commitment without having to use short-term investments before their normal maturity date thus avoiding any penalty for early redemption.

Company management believes it will meet its 2003 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2002.



Results of Operations 2002 vs. 2001
-----------------------------------

                                 Three Months Ended       Twelve Months Ended
                                 11/30/02   11/30/01      11/30/02    11/30/01

Net Sales                       100.0%       100.0%       100.0%        100.0%

Cost of sales                    70.6%        68.2%        69.4%         70.2%
R & D                             3.4%         2.4%         2.7%          2.7%
S, G, & A                        20.8%        21.3%        20.6%         20.3%
  Total Cost & Exp               94.8%        91.9%        92.7%         93.1%

Operating Income                  5.2%         8.1%         7.3%          6.9%

Interest Income                   0.6%         1.0%         0.7%          1.2%

Income Before Income Taxes        5.8%         9.1%         8.0%          8.1%

Provision for taxes               1.9%         3.4%         3.1%          3.1%

Net Income                        3.9%         5.7%         4.9%          5.0%

Sales in 2002 were approximately $13,062,000, a decrease of 2.7% or $361,000 compared to 2001 sales. The decrease in sales is attributed to a decrease in new orders received in 2002. New orders for fiscal year 2002 totaled $12,826,000 compared to $13,511,000 for fiscal 2001. The Company's backlog as of November 30, 2002, was approximately $5,144,000, compared to approximately $5,512,000 on November 30, 2001.

Cost of sales, as a percentage of net sales, was 69.4% in 2002 compared to 70.2% in 2001. The decrease as a percentage of net sales is due to changes in product mix and certain cost reductions. Expenses for research and development totaled $353,000 in 2002 compared to $357,000 in 2001. Most of the research and development expenses were concentrated on expanding the company's line of solid state relays, high temperature voltage regulators, detectors, linear optocouplers, and devices to include radiation hardened products, and enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses totaled 20.6% of net sales in 2002, compared to 20.3% in 2001. In dollars expensed, selling, general and administrative expenses totaled $2,691,000 in 2002 compared to $2,723,000 in 2001, a decrease of $32,000.

Interest income for fiscal 2002 totaled $89,000 compared to $163,000 for fiscal 2001. The decrease is related to lower interest rates on the Company's investments.

Income before taxes for fiscal 2002 was approximately $1,042,000 or 8.0% of net sales, compared to $1,085,000 or 8.1% of net sales in fiscal 2001. Net income after taxes totaled approximately $639,000 or $.20 per share, in 2002 versus 2001 net earnings of $665,000 or $.21 per share. Net income after taxes in 2002 decreased $26,000 compared to 2001, primarily due to the decrease in revenue.

New Accounting Standards
------------------------

Financial  Accounting  Standards Board (FASB) Statement No. 143,  Accounting for
Asset  Retirement   Obligations
FASB Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Board concluded that all retirement obligations within the scope of this Statement that meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, should be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, are met. The Board also decided that the liability for an asset retirement obligation should be initially recognized at its estimated fair value as discussed in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impacts of this Statement on their financial statements.

FASB Statement No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets
FASB Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FASB Statement No. 144 has broadened the presentation of discontinued operations to include more disposal transactions, and has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the impacts of this Statement on their financial statements.

FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this standard relating to the recession of Statement No. 4 applies to periods beginning after May 15, 2002. All other provisions are effective for all transactions entered into after May 15, 2002. The adoption of this Statement has had no impact on the Company.

FASB Statement No. 146 - Accounting for Costs Associated with Exit or Disposal Activities
This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement currently has no impact on the Company.


FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, November 2002.
Interpretation 45 applies to guarantors only and applies only to direct and indirect guarantees with specified contract characteristics. Some guarantees and indemnification agreements are excluded from the entire interpretation. Others are excluded solely from the initial recognition and measurement provisions. Guarantees explicitly covered by the Interpretation can be summarized by two characteristics: Payments under the conditions of the guarantee are required if another entity fails to perform under an obligation agreement or if there are specified changes in an "underlying" that is related to a guaranteed party's asset, liability, or equity security (for example, indemnification agreements and indirect guarantees of indebtedness). This Interpretation has expanded disclosure requirements regarding guarantees and the initial recognition and initial measurement requirements of the Interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for financial-statement periods ending after December 15, 2002. The Company has complied with the disclosure requirements.

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

       Page No.

        11 -12             Report of Independent Public Accountants

          13               Balance Sheets as of
                           November 30, 2002 and 2001

          14               Statements of Income for the years ended
                           November 30, 2002 and 2001

          15 Statements of Shareholders' Equity for the years ended November 30, 2002 and 2001

          16 Statements of Cash Flows for the years ended November 30, 2002 and 2001

        17-22 Notes to Financial Statements for the years ended November 30, 2002 and 2001

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

On July 12, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent accountant and appointed KPMG LLP as successor accountant. As a result of the dismissal of Andersen, the financial statements for the quarter ended June 1, 2002, had not been reviewed by the Company's independent accountant as of filing the second quarter Form 10QSB on July 15, 2002, pursuant to Rule 10-01(d). As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, a review for quarter ended June 1, 2002, was conducted in conjunction with the independent accountant's review of the financial statements for the quarter and cumulative interim period ending August 31, 2002.



                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information relating to the Company's Directors and Executive Officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2003. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2003, and such information is incorporated by reference.


Item 10. Executive Compensation
-------------------------------

Information relating to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2003. The information in the proxy is set forth under the heading "Executive Compensation." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2003, and such information is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2003.

The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2003, and such information is incorporated by reference.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transactions with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2003. The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2003, and such information is incorporated by reference.


Item 13. Exhibits and Reports oRw
n Form 8-K

         (a)      Exhibits

                  99.1 Certification of Connie Wood, President and CEO (Principal Executive Officer), Pursuant to 18 U.S.C.
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification  of  Patrick  Cefalu,   CFO  (Principal
                           Financial Officer), Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.




ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

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


                                              MICROPAC INDUSTRIES, INC.



                                              By:  /s/ Connie Wood
                                                  ------------------------------
                                                  Connie Wood, President
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


                                              By:  /s/ Patrick Cefalu
                                                  ------------------------------
                                                  Patrick Cefalu, CFO and
                                                  Principal Accounting Officer

Dated:  02/05/2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/05/2003


 /s/ Connie Wood                                    /s/ H. Kent Hearn
-----------------------------                      -----------------------------
Connie Wood, Director                              H. Kent Hearn, Director

 /s/ James K. Murphey                               /s/ Heinz-Werner Hempel
-----------------------------                      -----------------------------
James K. Murphey, Director                         Heinz-Werner Hempel, Director






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheet of Micropac Industries, Inc. (a Delaware corporation) as of November 30, 2002, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                                       KPMG LLP

Dallas, Texas,
January 10, 2003

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


                                                       ARTHUR ANDERSEN LLP
Dallas, Texas,
December 20, 2001




The report that appears above is a copy of the report issued by the Company's previous independent certified public accountants, Arthur Andersen LLP. Representatives from Arthur Andersen LLP were not available to reissue the report. This disclosure has been requested by the Securities and Exchange Commission.


                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 2002 AND 2001

                    (Dollars in thousands except share data)

                                 ASSETS                                              2002       2001
                                 ------                                             -------    -------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,296    $ 1,294
    Short-term investments                                                            2,728      2,186
    Receivables, net of allowance for doubtful accounts
        of  $89 for 2002 and 2001                                                     1,801      1,740
    Inventories
        Raw materials and supplies                                                    1,022      1,045
        Work-in-process                                                               1,278      1,142
                                                                                    -------    -------
                  Total inventories                                                   2,300      2,187

    Deferred income taxes                                                               330        273
      Prepaid expenses and other assets                                                  56         83
                                                                                    -------    -------
                  Total current assets                                                8,511      7,763

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                                 80         80
    Buildings                                                                           498        498
    Facility improvements                                                               797        733
    Machinery and equipment                                                           4,955      4,884
        Furniture and fixtures                                                          440        389
                                                                                    -------    -------
           Total property, plant, and equipment                                       6,770      6,584
    Less- accumulated depreciation                                                   (5,719)    (5,472)
                                                                                    -------    -------
        Net property, plant, and equipment                                            1,051      1,112
                                                                                    -------    -------

OTHER ASSETS:
    Long-term investments                                                               112          0

                  Total assets                                                      $ 9,674    $ 8,875
                                                                                    =======    =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                $   501    $   397
    Accrued compensation                                                                256        271
    Accrued professional fees                                                            48         52
    Income taxes payable                                                                109        129
        Property taxes                                                                   67         74
     Commissions payable                                                                 53         46
        Other accrued liabilities                                                       114         72
                                                                                    -------    -------
                  Total current liabilities                                           1,148      1,041

DEFERRED INCOME TAXES                                                                    78         25
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares, 3,627,151 issued,
        and 3,127,151 outstanding                                                       363        363
    Paid-in capital                                                                     885        885
    Treasury stock, at cost, 500,000 outstanding                                     (1,250)    (1,250)
    Retained earnings                                                                 8,450      7,811
                                                                                    -------    -------
                  Total shareholders' equity                                          8,448      7,809
                                                                                    -------    -------

                  Total liabilities and shareholders' equity                        $ 9,674    $ 8,875
                                                                                    =======    =======

                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001
                    (Dollars in thousands except share data)



                                                               2002           2001
                                                           -----------    -----------
NET SALES                                                  $    13,062    $    13,423

COSTS AND EXPENSES:
Cost of sales                                                    9,065          9,421
Research and development                                           353            357
Selling, general, and administrative expenses                    2,691          2,723
                                                           -----------    -----------


                  Total costs and expenses                      12,109         12,501
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                  953            922

Interest income                                                     89            163
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       1,042          1,085

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        407            502
    Deferred                                                        (4)           (82)
                                                           -----------    -----------

          Total provision for current and deferred taxes           403            420
                                                           -----------    -----------

NET INCOME                                                 $       639    $       665
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .20    $       .21
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         3,127,151      3,216,437
                                                           ===========    ===========










                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001
                             (Dollars in thousands)



                               Common    Paid-in    Treasury    Retained
                                Stock    Capital     Stock      Earnings     Total
                              --------   --------   --------    --------    --------

BALANCE, November 30, 2000    $    363   $    885   $   --      $  7,509    $  8,757

    Common stock repurchase       --         --       (1,250)                 (1,250)
      Dividend                    --         --         --          (363)       (363)
    Net income                    --         --         --           665         665
                              --------   --------   --------    --------    --------
BALANCE, November 30, 2001         363        885     (1,250)      7,811       7,809


    Net income                    --         --         --           639         639
                              --------   --------   --------    --------    --------

BALANCE, November 30, 2002    $    363   $    885   $ (1,250)   $  8,450    $  8,448
                              ========   ========   ========    ========    ========























                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001
                             (Dollars in thousands)

                                                                           2002       2001
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   639    $   665
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                     246        272
           Deferred tax provision (benefit)                                   (4)       (82)
    Changes incertain current assets and liabilities-
              (Increase) decrease in receivables, net                        (61)       161
              (Increase)  in inventories                                    (113)       (33)
              (Increase) decrease in prepaid expenses and other assets        27        (46)
              (Decrease) increase in accounts payable                        104       (285)
              (Decrease) increase in accrued compensation                    (15)        25
              (Decrease) increase in income taxes payable                    (20)        28
              (Decrease) increase in all other accrued liabilities            38       (117)
                                                                         -------    -------

                  Net cash provided by operating activities                  841        588

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in investments                                                  (654)     1,232
    Additions to property, plant, and equipment                             (185)      (162)
                                                                         -------    -------

                  Net cash provided by (used in) investing activities       (839)     1,070


CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchase                                                 --       (1,250)
     Dividends paid                                                         --         (363)
                                                                         -------    -------

                  Net cash used in financing activities                     --       (1,613)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2         45

CASH AND CASH EQUIVALENTS, beginning of year                               1,294      1,249
                                                                         -------    -------

CASH AND CASH EQUIVALENTS, end of year                                   $ 1,296    $ 1,294
                                                                         =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received              $   371    $   437
                                                                         =======    =======





                See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001



1.       BUSINESS DESCRIPTION:
         ---------------------

Micropac Industries, Inc. (the "Company"), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently.

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2002 and 2001. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and positive intent to hold to maturity. All held-to maturity securities mature within one year.

Inventories
-----------

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method. Under this method the Company records deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax law or rates in the period that includes the enactment date.

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

Comprehensive Income
--------------------

Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognise additional minimum pension liabilities. For each period presented in the accompanying statement of income, comprehensive income and net income are the same amount.

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

3.       NOTES PAYABLE TO BANKS:
         -----------------------

During fiscal 2002, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit expires on June 7, 2003. The Company has not utilized any portion of the available facility. The line of credit requires that the Company maintain certain financial ratios. The Company was in compliance with these covenants during the 2002 fiscal year.

4.       RELATED PARTIES:
         ----------------

The Company leases a building from the Company's previous Chairman of the Board. A new lease was signed on July 1, 1999, for a term of five (5) years, which expires on June 30, 2004. The lease was renewed under similar terms and conditions as the prior lease. Amounts paid under the lease agreement in 2002 approximated $38,000 and $37,000 in 2001. Management believes that fees charged under this agreement were negotiated at arms length and represent market rates.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2002, the Company's Board of Directors approved the formation of an audit committee composed of the four (4) members of the Board. It is possible that two members of the audit committee, Messrs. Hempel and Murphey, may resign from the committee if future Securities and Exchange Commission rules establish a criteria that such individuals are not independent due to their relationships with the Company.

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


5.       PRODUCT WARRANTIES:
         -------------------

The Company records a reserve for product warranties based on known instances of defects. The activity in the product liability account is as follows:

         Balance, November 30, 2001     $ 18,000
         Expense for repaired product   $(31,800)
         Product warranty accruals      $ 41,900
                                        --------
         Balance, November 30, 2002     $ 28,100


6.       LEASE COMMITMENTS:
         ------------------

Rent expenses in total for the years ended November 30, 2001 and 2000, were approximately $42,000 for each year.

Future minimum lease payments under non-cancelable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

                  2003                                                  $ 38,000
                  2004                                                  $ 19,000
                                                                        --------
                                                              Total     $ 57,000

7.       EMPLOYEE BENEFITS:
         ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $165,000 in 2002 and $140,000 in 2001. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.       NEW ACCOUNTING STANDARDS
         ------------------------

Financial  Accounting  Standards Board (FASB) Statement No. 143,  Accounting for
Asset  Retirement   Obligations
FASB Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Board concluded that all retirement obligations within the scope of this Statement that meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, should be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, are met. The Board also decided that the liability for an asset retirement obligation should be initially recognized at its estimated fair value as discussed in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impacts of this Statement on their financial statements.

FASB Statement No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets
FASB Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FASB Statement No. 144 has broadened the presentation of discontinued operations to include more disposal transactions, and has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the impacts of this Statement on their financial statements.

FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this standard relating to the recession of Statement No. 4 applies to periods beginning after May 15, 2002. All other provisions are effective for all transactions entered into after May 15, 2002. The adoption of this Statement has had no impact on the Company.

FASB Statement No. 146 - Accounting for Costs Associated with Exit or Disposal Activities
This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement currently has no impact on the Company.


FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, November 2002.
Interpretation 45 applies to guarantors only and applies only to direct and indirect guarantees with specified contract characteristics. Some guarantees and indemnification agreements are excluded from the entire interpretation. Others are excluded solely from the initial recognition and measurement provisions. Guarantees explicitly covered by the Interpretation can be summarized by two characteristics: Payments under the conditions of the guarantee are required if another entity fails to perform under an obligation agreement or if there are specified changes in an "underlying" that is related to a guaranteed party's asset, liability, or equity security (for example, indemnification agreements and indirect guarantees of indebtedness). This Interpretation has expanded disclosure requirements regarding guarantees and the initial recognition and initial measurement requirements of the Interpretation are effective prospectively for guarantees issued or modified after December 31, 2002.

However, the disclosure requirements are effective for financial-statement periods ending after December 15, 2002. The Company has complied with the disclosure requirements.


9.       INCOME TAXES:
         -------------

The Company accounts for its income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

The income tax provision consisted of the following for the years ended November 30:

                                                           2002         2001
                                                         ---------    ---------
         Current Provision -
             Federal                                     $ 338,000    $ 442,000
             State                                          69,000       60,000
                                                         ---------    ---------
                                                           407,000      502,000
         Deferred (Benefit) Provisio -

             Federal                                        (4,000)     (82,000)
                                                         ---------    ---------

                      Total                              $ 403,000    $ 420,000
                                                         =========    =========

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                     2002       2001
                                                   --------   --------
      Tax at 34% statutory rate                    $354,000   $369,000
      State income taxes, net of federal benefit     44,000     39,600
      Other                                           5,000     11,400
                                                   --------   --------

               Income tax provision                $403,000   $420,000
                                                   ========   ========

The components and changes in deferred tax assets and liabilities were as follows:

                                                                                      Deferred
                                                              November 30, 2002       (Benefit)       November 30, 2001
                                                              -----------------   -----------------   -----------------
            Current Deferred Taxes -
                 Allowance for doubtful accounts              $          33,000   $            --     $          33,000
                 Inventory                                              221,000              42,000             179,000
                 Accrued liabilities and other                           76,000              15,000              61,000
                                                              -----------------   -----------------   -----------------
                     Net current deferred tax asset           $         330,000   $          57,000   $         273,000
                                                              =================   =================   =================

            Non-current Deferred Taxes -
                 Depreciation and other                       $          78,000   $          53,000   $          25,000
                                                              -----------------   -----------------   -----------------

                     Net non-current deferred tax liability   $          78,000   $          53,000   $          25,000
                                                              =================   -----------------   =================

         Deferred tax benefit                                                     $           4,000
                                                                                  =================

10.      SIGNIFICANT CUSTOMER INFORMATION:
         ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 69% of total sales in 2002 and 66% of total sales in 2001. During 2002, the Company had one customer that accounted for 13% of the Company's annual sales compared to two customers in 2001 that accounted for 14% and 10% respectively of the Company's annual sales.

11.      SHAREHOLDERS' EQUITY:
         ---------------------

On November 30, 2002, there were approximately 576 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

On January 10, 2001, the Company's Board of Directors approved a dividend declaration of $0.10 per share for shareholders of record as of February 1, 2001. The dividend was paid to shareholders on February 20, 2001. There are no plans at this time to approve the payment of an additional dividend.

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2002, there were 500,000 options available to be granted; however, no options had been granted at year-end.

12.      SUBSEQUENT EVENTS
         -----------------

On January 28, 2003, the Company's Board of Directors approved a special dividend declaration of $0.10 per share for shareholders on record as of February 10, 2003.

                             DIRECTORS AND OFFICERS
                                NOVEMBER 30, 2002






                                   CONNIE WOOD
                             Chief Executive Officer
                            Micropac Industries, Inc.

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Ferguson, Dallas, Tx.


                                JAMES K. MURPHEY
                               Corporate Attorney
                     Glast, Phillips and Murray, Dallas, Tx.
















LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
Glast, Phillips and Murray                            Securities Transfer
Dallas, Tx                                            Frisco, Texas

CERTIFICATIONS

I, Connie Wood, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micropac Industries, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003



 /s/ Connie Wood
----------------------
Connie Wood
President and Chief Executive Officer

I, Patrick Cefalu, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micropac Industries, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003




 /s/ Patrick Cefalu
----------------------
Patrick Cefalu
Chief Financial Officer