Form 10QSB
period 2003-03-01
MICROPAC INDUSTRIES INC
filed 2003-04-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended March 1, 2003


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



At March 1, 2003 there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MARCH 1, 2003

                                      INDEX

PART I   - FINANCIAL INFORMATION

     ITEM 1 -   FINANCIAL STATEMENTS

                  Condensed Statements of Operations for the three months ended March 1, 2003 and March 2, 2002
                  Condensed Balance Sheets as of March 1, 2003 and November 30, 2002
                  Condensed Statements of Cash Flows
                  for the three months ended March 1, 2003 and March 2, 2002
                  Notes to Financial Statements

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

                  (a)      Exhibits

                  (b)      Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                        Three months ended
                                                      03/01/03       03/02/02
                                                    -----------    -----------
NET SALES                                           $     3,086    $     3,092

COST AND EXPENSES:
       Cost of Goods Sold                                (2,173)        (2,066)
       Research and development                             (86)          (133)
       Selling, general & administrative expenses          (734)          (668)
                                                    -----------    -----------
         Total cost and expenses                    $    (2,993)   $    (2,867)

OPERATING INCOME BEFORE INTEREST                    $        93    $       225
       AND INCOME TAXES

INTEREST INCOME                                     $        17    $        26
                                                    -----------    -----------

INCOME BEFORE TAXES                                 $       110    $       251

PROVISION FOR TAXES                                 $       (41)   $      (100)
                                                    -----------    -----------

NET INCOME                                          $        69    $       151
                                                    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED             $       .02    $       .05

DIVIDENDS PER SHARE                                 $       .10    $      --

WEIGHTED AVERAGE OF SHARES, Basic and diluted         3,127,151      3,127,151




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                                                     03/01/03      11/30/02
                                                                    ----------    ----------
                                     ASSETS                         Unaudited
CURRENT ASSETS
    Cash and cash equivalents                                       $      900    $    1,296
    Short term investments                                               3,043         2,728
    Receivables, net of allowance for doubtful accounts of $89           1,658         1,801
        on March 1, 2003 and November 30, 2002
    Inventories:
         Raw materials                                              $      915    $    1,022
         Work-in process                                                 1,255         1,278
                                                                    ----------    ----------
             Total Inventories                                      $    2,170    $    2,300
    Prepaid expenses and other current assets                               27            56
    Deferred income tax                                                    330           330
                                                                    ----------    ----------
             Total current assets                                   $    8,128    $    8,511

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                            $       80    $       80
    Buildings                                                              498           498
    Facility improvements                                                  797           797
    Machinery and equipment                                              4,981         4,955
    Furniture and fixtures                                                 454           440
                                                                    ----------    ----------
      Total property, plant, and equipment                          $    6,810    $    6,770
    Less accumulated depreciation                                       (5,774)       (5,719)
                                                                    ----------    ----------
           Net property, plant and equipment                        $    1,036    $    1,051
                                                                    ----------    ----------
OTHER ASSETS:
    Long-Term Investments                                           $     --      $      112
                                                                    ----------    ----------

            Total assets                                            $    9,164    $    9,674
                                                                    ==========    ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $      425    $      501
     Accrued compensation                                                  216           256
     Accrued professional fees                                              16            48
     Other accrued liabilities                                             109           234
     Income taxes payable                                                  116           109
                                                                    ----------    ----------
       Total current liabilities                                    $      882    $    1,148
                                                                    ----------    ----------

DEFERRED INCOME TAXES                                               $       78    $       78
SHAREHOLDERS' EQUITY
    Common stock, ($.10 par value), authorized 10,000,000 shares,   $      363    $      363
      3,627,151 issued, 3,127,151 outstanding
    Paid-in capital                                                 $      885    $      885
    Treasury stock, 500,000 shares, at cost                             (1,250)       (1,250)
    Retained earnings                                                    8,206         8,450
                                                                    ----------    ----------
       Total shareholders' equity                                   $    8,204    $    8,448
                                                                    ----------    ----------
             Total liabilities and shareholders' equity             $    9,164    $    9,674
                                                                    ==========    ==========


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                  Three months ended
                                                                03/01/03      03/02/02
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $       68    $      151
Adjustments to reconcile net income to:
    Cash from operating activities:
        Depreciation and amortization                          $       56    $       65
    Changes in current assets and liabilities:
        Accounts receivable                                    $      143    $     (279)
        Inventories                                                   130          (147)
        Prepaid expenses and other current assets                      29            (6)
        Income taxes, prepaid and deferred                              7           100
        Accounts payable                                              (77)           (5)
        Payroll and withholdings                                      (40)          (35)
        Accrued liabilities                                          (156)           15
                                                               ----------    ----------
         Net cash provided by (used in) operating activities   $      160    $     (141)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                         $     (203)   $      258
    Additions to property, plant and equipment                        (40)          (67)
                                                               ----------    ----------
      Net cash provided by (used in) investing activities      $     (243)   $      191

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash dividend                                              $     (313)   $     --
                                                               ----------    ----------
      Net cash used in financing activities                    $     (313)   $     --

      Net change in cash and cash equivalents                  $     (396)   $       50

Cash and Cash Equivalents at beginning of period               $    1,296    $    1,294
                                                               ----------    ----------

Cash and Cash Equivalents at end of period                     $      900    $    1,344
                                                               ==========    ==========

Supplemental Cash Flow Disclosure
         Cash Paid For Income Taxes                            $       21    $     --
                                                               ==========    ==========

These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 1, 2003 and the condensed statement of cash flows and the statements of operations for the three months ended March 1, 2003. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2002. The statement of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 3

On January 28, 2002, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 10, 2003. The dividend payment was paid to shareholders on February 28, 2003.


Note 4

Effective February 5, 2001, the Company entered into an agreement with Mr. Nicholas Nadolsky, the Company's immediate past Chief Executive Officer and Chairman of the Board, under the terms of which the Company may be required to purchase Mr. Nadolsky's 548,836 shares of stock under certain circumstances. The circumstances are Mr. Nadolsky's death, permanent disability or termination of employment with the company. Mr. Nadolsky is currently on medical leave. Mr. Nadolsky's medical leave (and Mr. Nadolsky's employment agreement) will terminate on May 1, 2003, at which time the Company may be required to purchase Mr. Nadolsky's present shares of the Company's common stock. Mr. Nadolsky has indicated he will require the Company to purchase his shares after May 1st. Based on the agreement between the Company and Mr. Nadolsky, the estimated cost of the transaction would be in the range of $1,300,000 to $1,500,000. This would likely be financed internally with the Company's cash and short-term investments, although the possibility of borrowing all or part of the funds necessary to purchase the shares is possible.


Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of March 1, 2003 there were 500,000 options available to be granted. No options have been granted to date.


Note 6

During fiscal 2002, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended March 1, 2003 and March 2, 2002, the Company had no dilutive potential common stock.

Note 8

Certain amounts have been reclassified to conform to current year presentation.


Note 9

Effective May 1, 2002, the Company's CEO and Chairman of the Board since 1974, Nicholas Nadolsky, began a medical leave of absence. Ms. Connie Wood, Chief Operating Officer and President has been appointed by the Board of Directors as the Chief Executive Officer and President of the Company. Ms. Wood was elected to the Board of Directors at the Company's Annual meeting on March 1, 2002. Ms. Wood has been with the Company since February 1969 and has held several significant senior management positions with the Company during her employment.

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

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table expresses the Company's statements of operations as a percentage of net sales.

                                                        Three months ended
                                                       03/01/03    03/02/02
                                                       --------    --------
NET SALES                                                100.0%      100.0%

COST AND EXPENSES:
          Cost of Goods Sold                              70.4%       66.8%
          Research and development                         2.8%        4.3%
          Selling, general & administrative expenses      23.8%       21.6%
            Total cost and expenses                       97.0%       92.7%

OPERATING INCOME BEFORE INTEREST                           3.0%        7.3%
           AND INCOME TAXES

INTEREST INCOME                                            0.6%        0.8%

INCOME BEFORE TAXES                                        3.5%        8.1%

PROVISION FOR TAXES                                        1.3%        3.2%

NET INCOME                                                 2.2%        4.9%
                                                       ========    ========

Sales for the first quarter totaled $3,086,000, a decrease of $6,000 below sales for the same period of 2002.

Cost of sales combined with research and development for the first quarter 2003 versus 2002 totaled 73.2% and 71.1%, respectively, of net sales. The first quarter cost of sales percentages increased 2.1% compared to 2002 results. The increase related primarily to changes in product mix and material yield issues.

Selling, general and administrative expenses for the first quarter totaled 23.8%, compared to 21.6% for the same quarter 2002, reflecting a 2.2% increase in the current year. In actual dollars expensed, selling, general and administrative expenses increased $66,000 compared to the first quarter 2002. The increase is due to the addition of an Executive Vice President and Chief Operating Officer resulting in $38,000 additional salaries during the first quarter 2003; and increased sales commissions of $29,000 to the Company's sales representatives for sales of the Company's products through distributors, based on a recent change to the independent representative contracts.

Net income in the first quarter totaled $69,000, compared to $151,000 for the comparable period in 2002. Net income per share for the comparable quarter 2003 versus 2002 totaled $0.02 and $0.05 respectively. The decrease in income is attributed to higher manufacturing costs and increased selling, general and administrative expenses.

New orders for the first quarter totaled $1,814,000 compared to $2,459,000 for the comparable period of 2002. The decrease in new orders in the first quarter is primarily attributable to the continued weak economy, funding delays on certain military and space programs, and an order cancellation of $138,000 for a custom medical product.

Backlog totaled $3,869,000 on March 1, 2003 compared to $4,869,000 as of March 2, 2002 and $5,144,000 on November 30, 2002. A significant amount of the backlog is expected to ship in fiscal 2003.

Total assets decreased $510,000 to $9,164,000 as of March 1, 2003 from $9,674,000 as of November 30, 2002, attributable to a decrease in cash, short-term investments, inventories, and accounts receivable.

Accounts receivable, net totaled $1,658,000 as of March 1, 2003, a decrease of $143,000 since November 30, 2002. The decrease in receivables is related to timing of collections for the first quarter 2003.

Inventories totaled $2,170,000 at the end of the first quarter 2003 compared to $2,300,000 on November 30, 2002, a decrease of $130,000. Inventories are comprised of raw materials totaling $915,000 and work-in-process inventories totaling $1,255,000. The decrease in inventory is related to change in product mix and lower production requirements for the 2nd quarter of 2003.

Current liabilities totaled $882,000 on March 1, 2003, a decrease of $269,000 since November 30, 2002. The decrease in current liabilities is related primarily to the decrease in reserves of $53,000 established for advance material purchases for certain contracts; accounts payable decrease of $78,000, decrease of $40,000 for commissions payable, and a $32,000 reduction of accrued professional fees with the payment of the 2002 annual audit fees.

Shareholders' equity decreased $244,000 in the first three months of 2003. Earnings per share for the three month period totaled $.02 per share.


Liquidity and Capital Resources

Cash and short-term investments as of March 1, 2003 totaled $3,943,000 a decrease of $81,000 since November 30, 2002. The decrease in cash and short-term investments is attributable to the payment of a cash dividend of $313,000, the investment of $40,000 in equipment, offset by $160,000 net cash provided by operations.

As of March 1, 2003 cash flows from operating activities were $160,000 compared to ($141,000) as of March 2, 2002. The improved collections of account receivables and the decrease in inventories contributed significantly to the improved cash flows from operating activities for the comparable periods.

Capital expenditures through the first quarter of 2003 totaled $40,000 compared to $67,000 in the first quarter of 2002. These purchases were financed internally with the Company's cash.

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

Effective February 5, 2001, the Company entered into an agreement with Mr. Nicholas Nadolsky, the Company's immediate past Chief Executive Officer and Chairman of the Board, under the terms of which the Company may be required to purchase Mr. Nadolsky's 548,836 shares of stock under certain circumstances. The circumstances are Mr. Nadolsky's death, permanent disability or termination of employment with the Company. Mr. Nadolsky is currently on medical leave. Mr. Nadolsky's medical leave (and Mr. Nadolsky's employment agreement) will terminate on May 1, 2003, at which time the Company may be required to purchase Mr. Nadolsky's present shares of the Company's common stock. Mr. Nadolsky has indicated he will require the Company to purchase his shares after May 1st. Based on the agreement between the Company and Mr. Nadolsky, the estimated cost of the transaction would be in the range of $1,300,000 to $1,500,000. This would likely be financed internally with the Company's cash and short-term investments, although the possibility of borrowing all or part of the funds necessary to purchase the shares is possible.

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

          (b)  Form 8-K

               None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.


                                                          /s/ Connie Wood
April 10, 2003                                           -----------------------
--------------                                           Connie Wood
                                                         Chief Executive Officer


                                                          /s/ Patrick Cefalu
April 10, 2003                                           -----------------------
--------------                                           Patrick Cefalu
Date                                                     Chief Financial Officer

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

Date: April 10, 2003
                                            /s/ Connie Wood
                                           -------------------------------------
                                           Connie Wood
                                           President and Chief Executive Officer

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

Date: April 10, 2003
                                                          /s/ Patrick Cefalu
                                                         -----------------------
                                                         Patrick Cefalu
                                                         Chief Financial Officer