Form 10QSB
period 2003-05-31
MICROPAC INDUSTRIES INC
filed 2003-07-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 31, 2003


              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                            75-1225149
------------------                           -----------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                            75040
-----------------------------                                         ----------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's Telephone Number, including Area Code                (972) 272-3571
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes X
   ---
No
   ---


At May 31, 2003 there were 3,627,151 shares issued and 3,127,151 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 31, 2003

                                      INDEX

PART I   - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and six monthes ended May 31, 2003 and June 1, 2002
                           Condensed Balance Sheets as of May 31, 2003 and November 30, 2002
                           Condensed Statements of Cash Flows for the three months ended May 31, 2003 and June 1, 2002
                           Notes to Financial Statements

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

                  (b) Reports on Form 8-K



SIGNATURES




PART I - FINANCIAL INFORMATION



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



ITEM 1 - FINANCIAL STATEMENTS

                                                               Statement of              Statement of Income
                                                                 Income                     Year-to-date
                                                               For three
                                                              months ended
                                                        05/31/03        6/01/02       05/31/03       06/01/02
                                                      -----------    -----------    -----------    -----------

NET SALES                                            $     2,783    $     3,488    $     5,870    $     6,580

COST AND EXPENSES:

    Cost of Goods Sold                                    (2,017)        (2,426)        (4,190)        (4,492)

    Research and development                                (105)           (69)          (192)          (202)

    Selling, general & administrative expenses              (669)          (671)        (1,405)        (1,339)
                                                     -----------    -----------    -----------    -----------

                       Total cost and expenses             2,791          3,166          5,786          6,033


OPERATING INCOME BEFORE INTEREST                              (8)           322             83            547
           AND INCOME TAXES

    Interest income                                           16             17             33             43
                                                     -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                                  $         8    $       339    $       116    $       590

    Provision for taxes                                       (3)          (136)           (44)          (236)
                                                     -----------    -----------    -----------    -----------

NET INCOME                                           $         5    $       203    $        72    $       354
                                                     ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED              $       .00    $       .06    $       .02    $       .11

DIVIDENDS PER SHARE                                  $         0    $         0     $      .10    $         0

WEIGHTED AVERAGE OF SHARES, Basic and diluted          3,127,151      3,127,151      3,127,151      3,127,151


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.





                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                                      05/31/03    11/30/02
                                                                                    --------    --------

   Cash and cash equivalents                                                        $  1,579    $  1,296
   Short term investments                                                              2,238       2,728
   Receivables, net of allowance for doubtful accounts of $89 on                       1,611       1,801
       May 31, 2003 and November 30, 2002
   Inventories:
       Raw materials                                                                     912       1,022
       Work-in process                                                                 1,234       1,278
                                                                                    --------    --------
                      Total Inventories                                                2,146       2,300
   Prepaid expenses and other current assets                                              10          56
   Income taxes receivable                                                                26           0
   Deferred income tax                                                                   330         330
                                                                                    --------    --------
                      Total current assets                                             7,940       8,511
                                                                                    --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                                   80          80
   Buildings                                                                             498         498
   Facility improvements                                                                 796         797
   Machinery and equipment                                                             4,996       4,955
   Furniture and fixtures                                                                499         440
                                                                                    --------    --------
                      Total property, plant, and equipment                             6,869       6,770
       Less accumulated depreciation                                                  (5,813)     (5,719)
                                                                                    --------    --------
   Net property, plant and equipment                                                   1,056       1,051
   Long-term investment                                                                    0         112
                      Total assets                                                  $  8,996    $  9,674
                                                                                    ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $    344    $    501
   Accrued compensation                                                                  207         256
   Accrued professional fees                                                              35          48
   Other accrued liabilities                                                             124         234
   Income taxes payable                                                                    0         109
                                                                                    --------    --------
                      Total current liabilities                                          710       1,148
                                                                                    --------    --------


DEFERRED INCOME TAXES                                                                     78          78

SHAREHOLDERS' EQUITY
   Common stock, ($.10 par value), authorized 10,000,000 shares,                         363         363
        3,627,151 issued 3,127,151 outstanding at May 31, 2003 and
        November 30, 2002
   Paid-in capital                                                                       885         885
   Treasury stock, 500,000 shares, at cost                                            (1,250)     (1,250)
   Retained earnings                                                                   8,210       8,450
                                                                                    --------    --------

                      Total shareholders' equity                                       8,207       8,448
                                                                                    --------    --------

                      Total liabilities and shareholders'equity                     $  8,996    $  9,674
                                                                                    ========    ========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                               Six months ended
                                                             5/31/03    6/01/02
CASH FLOWS FROM OPERATING ACTIVITIES:                        -------    -------
Net Income                                                   $    72    $   354
Adjustments to reconcile net income to:
  Cash from operating activities:
      Depreciation and amortization                          $   132    $   129
  Changes in current assets and liabilities:
      Accounts receivable                                    $   190    $  (187)
      Inventories                                            $   154    $  (245)
      Prepaid expenses and other current assets              $    46    $   (10)
      Income taxes, prepaid and deferred                     $  (135)   $    10
      Accounts payable                                       $  (157)   $    27
      Payroll and withholdings                               $   (49)   $     5
      Accrued liabilities                                    $  (123)   $   108
                                                             -------    -------
       Net cash provided by operating activities             $   130    $   191

CALOWS FROM INVESTING ACTIVITIES:
     (Decrease)/Increase in investments                      $   602    $   (37)
     Additions to property, plant and equipment              $  (137)   $   (67)
                                                             -------    -------
       Net cash provided by (used in) investing activities   $   465    $  (104)

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash dividend                                           $  (312)   $  --
                                                             -------    -------
       Net cash used in financing activities                 $  (312)   $  --

       Net change in cash and cash equivalents               $   283    $    87

Cash and Cash Equivalents at beginning of period             $ 1,296    $   486
                                                             -------    -------

Cash and Cash Equivalents at end of period                   $ 1,579    $   573
                                                             =======    =======

Supplemental Cash Flow Disclosure
     Cash Paid For Income Taxes                              $   178    $   178
                                                             =======    =======


These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 31, 2003 and the cash flows and the results of operations for the three months and six months ended May 31, 2003 and June 1, 2002. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2002. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 3

On January 28, 2003, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 10, 2003. The dividend payment was paid to shareholders on February 28, 2003.


Note 4

Effective February 5, 2001, the Company entered into an agreement with Mr. Nicholas Nadolsky, the Company's immediate past Chief Executive Officer and Chairman of the Board, under the terms of which the Company may be required to purchase Mr. Nadolsky's 548,836 shares of stock under certain circumstances. The circumstances are Mr. Nadolsky's death, permanent disability or termination of employment with the Company. Mr. Nadolsky's medical leave (and Mr. Nadolsky's employment agreement) terminated on May 1, 2003, and the Company may be required to purchase Mr. Nadolsky's present shares of the Company's common stock. Based on the agreement between the Company and Mr. Nadolsky, the estimated cost of the transaction would be in the range of $1,300,000 to $1,500,000. This would likely be financed internally with the Company's cash and short-term investments or borrowing under the current existing credit facilities.


Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of May 31, 2003 there were 500,000 options available to be granted. No options have been granted to date.


Note 6

During fiscal 2002, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the six months ended May 31, 2003 and June 1, 2002, the Company had no dilutive potential common stock.

Note 8

Certain amounts have been reclassified to conform to current year presentation.


Note 9

Effective May 1, 2002, the Company's CEO and Chairman of the Board since 1974, Nicholas Nadolsky, began a medical leave of absence which ended May 1, 2003. Mr. Nadolsky's employment agreement also ended May 1, 2003. Ms. Connie Wood, Chief Operating Officer and President has been appointed by the Board of Directors as the Chief Executive Officer and President of the Company. Ms. Wood was elected to the Board of Directors at the Company's Annual meeting on February 28, 2002. Ms. Wood has been with the Company since February 1969 and has held several significant senior management positions with the Company during her employment.

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

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

                                           Three months ended     Year to Date
                                            5/31/03  6/01/02    5/31/03  6/01/02
                                            -------  -------    -------  -------
NET SALES                                    100.0%   100.0%     100.0%   100.0%

COST AND EXPENSES
    Cost of sales                             72.5%    69.6%      71.4%    68.3%
    Research and development                   3.8%     2.0%       3.3%     3.1%
    Selling, general and administrative       24.0%    19.2%      23.9%    20.3%
                                            -------  -------    -------  -------

                 Total cost and expenses     100.3%    90.8%      98.6%    91.7%

OPERATING INCOME BEFORE INTEREST               -.3%     9.2%       1.4%     8.3%
     AND INCOME TAXES

    Interest income                             .6%      .5%        .6%      .7%
                                            -------  -------    -------  -------

INCOME BEFORE TAXES                             .3%     9.7%       2.0%     9.0%

    Provision for taxes                         .1%     3.9%        .7%     3.6%
                                            -------  -------    -------  -------

NET INCOME                                      .2%     5.8%       1.3%     5.4%


Sales for the second quarter and six months ended May 31, 2003 totaled $2,783,000 and $5,870,000, respectively. Sales for the second quarter decreased 20.2% or $705,000 below sales for the same period of 2002, while sales for the first six months of 2003 decreased 10.8% or $710,000 below the first six months of 2002. A number of issues contributed to the decrease in Sales in the second quarter, including raw materials quality problems which were caught at final lot acceptance testing, resulting in scrapping of finished product, and delays in rebuilding and shipping those products. These problems are being addressed with the vendors, and more stringent incoming materials tests will be imposed in order to catch discrepant material earlier. Sales were further impacted by Customer delays due to specification changes on two (2) contracts, resulting in shipments being pushed out to the third quarter; and lower demand for some of the Company's standard products.

Cost of sales for the second quarters 2003 versus 2002 totaled 72.5% and 69.6% of net sales, respectively, while cost of sales for the first six months of the comparable period totaled 71.4% and 68.3%, respectively. The increase in cost of goods sold as a percentage of sales is the result of allocating fixed overhead costs over a smaller sales base; combined with higher material costs associated with yield problems described above and product mix changes. The Company has reduced overhead expenses approximately 10% compared to the first half of 2002, and reduced employee head count by eighteen (18).

Selling, general and administrative expenses for the second quarter and first six months of 2003 totaled 24.0% and 23.9%, respectively, compared to 19.2% and 20.3% for the same period in 2002. In actual dollars expensed, selling, general and administrative expenses decreased $2,000 in the second quarter of 2003, compared to 2002, and increased $66,000 for the first six months of 2003, versus 2002. The increase is due to the addition of an Executive Vice President and Chief Operating Officer resulting in $75,000 additional salaries during the first half of 2003; and increased sales commissions of $45,000 to the Company's sales representatives for sales of the Company's products through distributors, based on a recent change to the independent representative contracts, offset with some reductions in other administrative expenses.

Net income in the second quarter and year to date 2003 totaled $5,000 and $72,000, respectively, compared to $203,000 and $354,000 for the comparable periods in 2002. Net income per share totaled $.02 and $.11 for the comparable six months of 2003 and 2002, respectively. The decrease in net income is attributable to lower sales, higher manufacturing costs associated with materials and yield problems, and increased selling, general and administrative expenses. Beginning with the third quarter, general and administrative costs are projected to decrease approximately 10%.

New orders for the second quarter and year-to-date 2003 totaled $3,780,000 and $5,594,000, respectively, compared to $2,887,000 and $5,345,000 for the comparable periods of 2002. New orders included rebuys for certain custom products, orders from new customers for custom products, initial funding releases on a multi-year contract, and increased orders for some of the Company's standard products.

Backlog totaled $4,832,000 on May 31, 2003 compared to $4,207,000 as of June 1, 2002 and $5,144,000 on November 30, 2002. The majority of the Backlog is shippable in the next twelve (12) months.

Total assets decreased $678,000 to $8,996,000 as of May 31, 2003 from $9,674,000 as of November 30, 2002 with a decrease in cash and short-term investments of $207,000, inventory decrease of $154,000, account receivable decrease of $190,000 and long-term investments of $112,000.

Accounts receivable, net totaled $1,611,000 as of May 31, 2003 and represents a decrease of $190,000 since November 30, 2002, due to lower sales.

Inventories totaled $2,146,000 at the end of the second quarter 2003 compared to $2,300,000 on November 30, 2002, a decrease of $154,000. Raw materials inventories decreased $110,000 since November 30, 2002, while work-in-process inventories decreased $44,000. The decrease in inventory is consistent with the current business level.

Current liabilities totaled $710,000 on May 31, 2003 representing a decrease of $438,000 from November 30, 2002; primarily associated with a decrease in accounts payable of $157,000 based on lower inventory levels; a decrease of $48,000 in accrued payroll due to a reduction of employees; a reduction of $135,000 in provision for income taxes associated with lower sales and profit before taxes, and a decrease in other accrued liabilities of $110,000 based on lower reserves and advance payments from customers.

Shareholders' equity decreased $241,000 in the first six months of 2003. Earnings per share for the six month period totaled $.02 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of May 31, 2003 totaled $3,817,000 compared to $4,024,000 on November 30, 2002, a decrease of $207,000. The decrease in cash and short-term investments is attributable to the payment of a cash dividend of $312,000, the investment of $137,000 in equipment, offset by $130,000 net cash provided by operations and the reduction of $112,000 in long-term investments.

As of May 31, 2003 cash flows from operating activities were $130,000 compared to $191,000 as of June 1, 2002.

Capital expenditures through the second quarter of 2003 totaled $137,000. These purchases were financed internally with the Company's cash.

A special cash dividend of $312,000 was paid on February 28, 2003 to all shareholders of record.

During fiscal 2002 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Effective February 5, 2001, the Company entered into an agreement with Mr. Nicholas Nadolsky, the Company's immediate past Chief Executive Officer and Chairman of the Board, under the terms of which the Company may be required to purchase Mr. Nadolsky's 548,836 shares of stock under certain circumstances. The circumstances are Mr. Nadolsky's death, permanent disability or termination of employment with the company. Mr. Nadolsky's medical leave (and Mr. Nadolsky's employment agreement) terminated on May 1, 2003, and the Company may be required to purchase Mr. Nadolsky's present shares of the Company's common stock. Based on the agreement between the Company and Mr. Nadolsky, the estimated cost of the transaction would be in the range of $1,300,000 to $1,500,000. This would likely be financed internally with the Company's cash and short-term investments or borrowing under the current existing credit facilities.

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


                                    99.2  Certification of Patrick Cefalu,  CFO\
                                    (Principal  Financial Officer),  Pursuant to
                                    18 U.S.C.  Section 906 of the Sarbanes-Oxley
                                    Act of 2002.

                  (b)      Form 8-K

                                    None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.



July 10, 2003                                            /s/ Connie Wood
-------------                                            -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


July 10, 2003                                            /s/ Patrick Cefalu
-------------                                            -----------------------
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

Date: July 10, 2003
                                           /s/ Connie Wood
                                           -------------------------------------
                                           Connie Wood
                                           President and Chief Executive Officer

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

Date: July 10, 2003

                                                         -----------------------
                                                         Patrick Cefalu
                                                         Chief Financial Officer