Form 10QSB
period 2003-08-30
MICROPAC INDUSTRIES INC
filed 2003-10-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 30, 2003


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


At August 30, 2003 there were 3,078,315 shares issued and 2,578,315 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 30, 2003

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and nine months ended August 30, 2003 and August 31, 2002
                           Condensed Balance Sheets as of August 30, 2003 and November 30, 2002
                           Condensed Statements of Cash Flows for the nine months ended August 30, 2003 and August 31, 2002 Notes to Financial Statements

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)





                                                     Statement of Income           Statement of Income
                                                   For three months ended        For nine months ended
                                                   8/30/03        8/31/02        8/30/03        8/31/02
                                                 -----------    -----------    -----------    -----------

NET SALES                                        $     3,372    $     3,179    $     9,242    $     9,759


COST AND EXPENSES:

    Cost of Goods Sold                                (2,338)        (2,241)        (6,528)        (6,733)

    Research and development                             (33)           (38)          (225)          (240)


    Selling, general & administrative expenses          (611)          (665)        (2,016)        (2,004)
                                                 -----------    -----------    -----------    -----------

             Total cost and expenses             $     2,982    $     2,944    $     8,769    $     8,977


OPERATING INCOME BEFORE INTEREST                         390            235            473            782
           AND INCOME TAXES

    Interest income                                       22             25             55             68
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       412    $       260    $       528    $       850

    Provision for taxes                                 (156)          (104)          (200)          (340)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       256    $       156    $       328    $       510
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $      0.08    $      0.05    $      0.11    $       .16

DIVIDENDS PER SHARE                                     --             --      $      0.10           --

WEIGHTED AVERAGE OF SHARES, Basic and diluted      3,066,169      3,127,151      3,066,169      3,127,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            8/30/03      11/30/02
                                                                        ----------    ----------
     Cash and cash equivalents                                          $    1,229    $    1,296
     Short term investments                                                  1,716         2,728
        Receivables, net of allowance for doubtful accounts of $89 on        1,677         1,801
            August 30, 2003 and November 30, 2002 Inventories:
         Raw materials                                                         833         1,022
         Work-in process                                                     1,245         1,278
                                                                        ----------    ----------
     Total Inventories                                                       2,078         2,300
     Prepaid expenses and other current assets                                  73            56
     Deferred income tax                                                       330           330
                                                                        ----------    ----------
                         Total current assets                           $    7,103    $    8,511
                                                                        ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                       80            80
     Buildings                                                                 498           498
     Facility improvements                                                     796           797
     Machinery and equipment                                                 4,983         4,955
     Furniture and fixtures                                                    490           440
                                                                        ----------    ----------
                         Total property, plant, and equipment           $    6,847    $    6,770
         Less accumulated depreciation                                      (5,832)       (5,719)
                                                                        ----------    ----------
     Net property, plant and equipment                                       1,015         1,051
                                                                        ----------    ----------

OTHER ASSETS:
        Long-term investments                                                 --             112
                                                                        ----------    ----------

                         Total assets                                   $    8,118    $    9,674
                                                                        ==========    ==========


                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $      419    $      501
     Accrued compensation                                                      208           256
     Accrued professional fees                                                  42            48
     Other accrued liabilities                                                 264           234
     Income taxes payable                                                      114           109
                                                                        ----------    ----------
                         Total current liabilities                           1,047         1,148
                                                                        ----------    ----------

DEFERRED INCOME TAXES                                                           78            78

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,             308           363
     3,078,315 issued 2,578,315 outstanding at August 31,2003 and
     3,627,151 issued 3,127,151 outstanding at November 30, 2002
     Paid-in capital                                                           885           885
       Treasury stock, 500,000 shares, at cost                              (1,250)       (1,250)
     Retained earnings                                                       7,050         8,450
                                                                        ----------    ----------

                         Total shareholders' equity                     $    6,993    $    8,448
                                                                        ----------    ----------

                         Total liabilities and shareholders' equity     $    8,118    $    9,674
                                                                        ==========    ==========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       8/30/03        8/31/02
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $       328    $       510
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                   151            187
         Changes in current assets and liabilities:
             Accounts receivable                                             124            124
             Inventories                                                     222           (249)
             Prepaid expenses and other current assets                       (17)            (3)
             Income taxes, prepaid and deferred                                5            (18)
             Accounts payable                                                (82)           (26)
             Payroll and withholdings                                        (48)           (40)
             Accrued liabilities                                              24            137
                                                                     -----------    -----------

                         Net cash provided by operating activities   $       707    $       622

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                       $     1,124    $       151
        Additions to property, plant and equipment                          (115)           (92)
                                                                     -----------    -----------


                         Net cash provided by investing activities         1,009             59

CASH FLOWS FROM FINANCING ACTIVITIES
         Repurchase of common stock                                       (1,471)          --
         Cash dividend                                                      (312)          --
                                                                     -----------    -----------

                         Net cash used in financing activities            (1,783)          --
                                                                     -----------    -----------


Net change in cash and cash equivalents                                      (67)           681

Cash and Cash Equivalents at beginning of period                           1,296            486
                                                                     -----------    -----------

Cash and Cash Equivalents at end of period                           $     1,229    $     1,167
                                                                     ===========    ===========

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                     $       194    $       307
                                                                     ===========    ===========













These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 30, 2003 and the cash flows and the results of operations for the three months and nine months ended August 30, 2003 and August 31, 2002. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2002. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the book value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired.

The transaction was recorded as follows:
Debit   Common Stock   548,836 shares at .10 par value        $       54,883.60
Debit   Retained Earnings                                     $    1,415,997.40
Credit  Cash                                                  $   (1,470,880.88)


Note 5

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 30, 2003 there were 500,000 options available to be granted. No options have been granted to date.


Note 6

During fiscal 2003, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 7

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 30, 2003 and August 31, 2002, the Company had no dilutive potential common stock.


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


                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT  DISCUSSION  AND  ANALYSIS OF THE  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

Results of Operations

                                                      Nine months ended          Year to Date
                                                   8/30/2003    8/31/2002    8/30/2003    8/31/2002
                                                   ---------    ---------    ---------    ---------

NET SALES                                             100.00%      100.00%      100.00%      100.00%
COST AND EXPENSES

    Cost of sales                                      69.34%       70.49%       70.63%       68.99%

    Research and development                            0.98%        1.20%        2.43%        2.46%
    Selling, general and administrative                18.12%       20.92%       21.81%       20.53%
                                                   ---------    ---------    ---------    ---------

                         Total cost and expenses       88.43%       92.61%       94.88%       91.99%

OPERATING INCOME BEFORE INTEREST                       11.57%        7.39%        5.12%        8.01%
     AND INCOME TAXES

    Interest income                                     0.65%        0.79%        0.60%        0.70%
                                                   ---------    ---------    ---------    ---------

INCOME BEFORE TAXES                                    12.22%        8.18%        5.71%        8.71%

    Provision for taxes                                 4.63%        3.27%        2.16%        3.48%
                                                   ---------    ---------    ---------    ---------

NET INCOME                                              7.59%        4.91%        3.55%        5.23%



Sales for the third quarter and nine months ended August 30, 2003 totaled $3,372,000 and $9,242,000, respectively. Sales for the third quarter increased 6% or $193,000 above sales for the same period of 2002, while sales for the first nine months of 2003 decreased 6% or $517,000 below the first nine months of 2002. The increase in sales for the third quarter was due primarily to increased activity in the semiconductor industry. A number of issues contributed to the decrease in Sales for the first nine months of 2003, including customer reschedules on firm orders, delays in release of funding and production contracts due to customer redesigns, lower shippable backlog and raw material problems which impacted manufacturing yields. Sales were further impacted by lower demand for some of the Company's standard products sold through the distribution network.

Cost of goods sold for the third quarters 2003 versus 2002 totaled 69.3% and 70.5% of net sales, respectively, while cost of sales for the first nine months of the comparable period totaled 70.6% and 69.0%, respectively. Lower cost of goods sold in the third quarter resulted from cost control and reduction activities. The increase in year to date cost of goods sold as a percentage of sales is the result of allocating fixed overhead costs over a smaller sales base; combined with higher material costs associated with yield problems described above and product mix changes. The Company has reduced overhead expenses approximately 10% compared to the first nine months of 2002; however material costs have increased 9% due to manufacturing yield problems and product mix changes.

Selling, general and administrative expenses for the third quarter and first nine months of 2003 totaled 18.1% and 21.8%, respectively, compared to 20.9% and 20.5% for the same period in 2002. In actual dollars expensed, selling, general and administrative expenses decreased $54,000 in the third quarter of 2003, compared to 2002, and increased $12,000 for the first nine months of 2003, versus 2002. The decrease is associated with a reduction in headcount due to employee retirements in the third quarter of 2003.

Net income in the third quarter and year to date 2003 totaled $256,000 and $328,000, respectively, compared to $156,000 and $510,000 for the comparable periods in 2002. Net income per share totaled $.11 and $.16 for the comparable nine months of 2003 and 2002, respectively. The decrease in net income is attributable to lower sales and higher material costs associated with materials and yield problems. General and administrative costs decreased 8% in the third quarter compared to the third quarter of 2002.

New orders for the third quarter and year-to-date 2003 totaled $2,752,000 and $8,346,000, respectively, compared to $4,567,000 and $9,912,000 for the comparable periods of 2002. Reduced and delayed funding on certain military programs, combined with strong competition for orders for custom and standard military products have impacted the Company's bookings in the current period and year-to-date.

Backlog totaled $4,203,000 on August 30, 2003 compared to $5,570,000 as of August 31, 2002 and $5,144,000 on November 30, 2002. The majority of the backlog is shippable in the next twelve (12) months.

Total assets decreased $1,556,000 to $8,118,000 as of August 30, 2003 from $9,674,000 as of November 30, 2002 with a decrease in cash and short-term investments of $1,079,000, inventory decrease of $222,000, accounts receivable decrease of $124,000 and long-term investments of $112,000.

Cash and short term investments decreased $1,079,000 with the repurchase of common stock.

Accounts receivable, net totaled $1,677,000 as of August 30, 2003 and represents a decrease of $124,000 since November 30, 2002, due to improved collections.

Inventories totaled $2,078,000 at the end of the third quarter 2003 compared to $2,300,000 on November 30, 2002, a decrease of $222,000. Raw materials inventories decreased $189,000 since November 30, 2002, while work-in-process inventories decreased $33,000. The decrease in inventory is consistent with the current business level.

Current liabilities totaled $1,047,000 on August 30, 2003 representing a decrease of $101,000 from November 30, 2002; primarily associated with a decrease in accounts payable of $82,000 based on lower inventory levels; a decrease of $48,000 in accrued payroll due to a reduction of employees and an increase in other accrued liabilities of $30,000 based on higher reserves and advance payments from customers.

Shareholders' equity decreased $1,455,000 in the first nine months of 2003. Earnings per share for the nine month period totaled $.11 per share. The reduction in shareholders' equity is associated with the repurchase and retirement of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of August 30, 2003 totaled $2,945,000 compared to $4,024,000 on November 30, 2002, a decrease of $1,079,000. The decrease in cash and short-term investments is attributable to the payment of a cash dividend of $312,000, the investment of $137,000 in equipment, the repurchase of stock for $1,470,880, offset by $707,000 net cash provided by operations and the reduction of $112,000 in long-term investments.

As of August 30, 2003 cash flows from operating activities were $707,000 compared to $622,000 as of August 31, 2002.

Capital expenditures through the third quarter of 2003 totaled $115,000. These purchases were financed internally with the Company's cash.

A special cash dividend of $312,000 was paid on February 28, 2003 to all shareholders of record.

During fiscal 2003 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The Company has not, to date, used any of the available line of credit.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the book value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48, which was financed with the Company's cash.

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

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in 240.13a-14(c) and 240.15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)      Changes in internal controls.

         There were no changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  None

ITEM 5.           OTHER INFORMATION
                  -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes- Oxley Act of 2002

                  31.2     Certification of Chief Accounting Officer pursuant to
                           Section 302 of the Sarbanes- Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

                  32.2     Certification of Chief Accounting Officer pursuant to
                           U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

         (b)      Form 8-K

                  The Company submitted a FORM 8-K to the United States Securities and Exchange Commission on August 27, 2003. The following disclosure was included in the FORM 8-K: On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003.

                  By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the book value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.



October 15, 2003                                          /s/ Connie Wood
----------------                                         -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


October 15, 2003                                          /s/ Patrick Cefalu
----------------                                         -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer