Form 10KSB
period 2003-11-30
MICROPAC INDUSTRIES INC
filed 2004-01-27
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)

   (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 2003


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

   ___________________________         ___________________________

   ___________________________         ___________________________


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

              Revenues for its most recent fiscal year: $12,490,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2003.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 570 shareholders on November 30, 2003.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 52% of the Company's sales for the fiscal year ended November 30, 2003, and 51% in fiscal 2002; standard components are estimated to account for approximately 48% of the Company's sales for the fiscal year ended November 30, 2003, and 49% for fiscal 2002.

In 2003, the Company's investment in technology through research and development, which was expensed, totaled approximately $303,000 ($353,000 in 2002). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

The Company provides a one year warranty to the original purchaser from the date of shipment. The Company obligation under this warranty, at the Company option, is limited to either replacing or repairing defective goods or refunding the purchase price paid by the buyer.


SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 17% of the sales for fiscal year 2003 (13% in 2002) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One international customer totaled 40% of international sales.


CUSTOMERS
---------

The Company's major customers include contractors to the United States government and are fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration
(NASA) contracts accounted for approximately 62% of the Company's fiscal net sales in 2003 compared to 69% in 2002.

During 2003, one customer accounted for 11% of the Company's sales compared to 13% for the year ended November 30, 2002.

BACKLOG
-------

At November 30, 2003, the Company had a backlog of unfilled orders totaling approximately $3,799,000 compared to approximately $5,144,000 at November 30, 2002. The Company expects to complete and ship most of its November 30, 2003 backlog during fiscal 2004.


EMPLOYEES
---------

At November 30, 2003, the Company had 112 full-time employees (compared to 121 at November 30, 2002), of which 29 were executive and managerial employees, 25 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 48 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2003.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2003, there were approximately 570 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

On January 28, 2003, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 10, 2003. The dividend payment was paid to shareholders on February 28, 2003.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Nicholas Nadolsky, former Chairman of the Board and Chief Executive Officer ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired.

The transaction was recorded as follows:
Debit   Common Stock   548,836 shares at .10 par value        $     54,883.60
Debit   Retained Earnings                                        1,415,997.40
Credit  Cash                                                    (1,470,880.88)


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

The Company realized $977,000 net in cash flows from operations in 2003. Cash influx came primarily from the combination of net income totaling $611,000; recovery of depreciation totaling $230,000 and the decrease of inventories totaling $511,000. Cash was used to decrease accounts payable, ($193,000), for increased accounts receivables, ($76,000), decreased accrued compensation, ($17,000), increase in prepaid expense ($15,000), decrease in other accrued liabilities, ($10,000), and an increase in liabilities for taxes of $1,000. Inventories decreased due to lower anticipated shipments within the first quarter of 2004 and product mix changes, while accounts payables decreased with lower inventory levels and expenses. Day's sales in accounts receivables totaled approximately 52.0 days as of November 30, 2003, compared to 51.7 days at November 30, 2002.

The Company used $181,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2003 compared to $185,000 in 2002 and sold the company automobile in 2003 for $17,000 that was originally acquired in 1999 for $37,000.

As of November 30, 2003, the Company had $2,337,000 in cash and cash equivalents and $812,000 in short term investments compared to $1,296,000 in cash and cash equivalents and $2,728,000 in short term investments on November 30, 2002.

On January 28, 2003, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 10, 2003. The dividend payment was paid to shareholders on February 28, 2003.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Nicholas Nadolsky, former Chairman of the Board and Chief Executive Officer ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired.

Cash and Short-term Investments decreased $989,000 for the year to $3,149,000 on November 30, 2003, from $4,136,000 on November 30, 2002. Cash flows from operations for the year was $977,000, offset by $1,471,000 for the repurchase of stock, $312,000 for the dividend payment, and $181,000 invested in plant, property and equipment less the sell of the company automobile.

Company management believes it will meet its 2004 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2003.

Results of Operations 2003 vs. 2002
-----------------------------------

                                 Three Months Ended         Twelve Months Ended
                                11/30/03    11/30/02       11/30/03     11/30/02

Net Sales                        100.0%      100.0%         100.0%       100.0%

Cost of sales                     67.6%       70.6%          69.8%        69.4%
R & D                              2.4%        3.4%           2.4%         2.7%
S, G, & A                         17.4%       20.8%          20.7%        20.6%
  Total Cost & Exp                87.4%       94.8%          92.9%        92.7%

Operating Income                  12.6%        5.2%           7.1%         7.3%

Interest Income                    0.3%        0.6%           0.4%         0.7%

Income Before Income Taxes        12.3%        5.8%           7.5%         8.0%

Provision for taxes                3.8%        1.9%           2.6%         3.1%

Net Income                         8.5%        3.9%           4.9%         4.9%

Sales in 2003 were approximately $12,490,000, a decrease of 4.4% or $572,000 compared to 2002 sales. The decrease in sales is attributed to a decrease in new orders received in 2003. New orders for fiscal year 2003 totaled $11,191,000 compared to $12,826,000 for fiscal 2002. The decrease in new orders is attributable to reduced and delayed funding on certain military programs, combined with lower demand for some of the Company's standard products sold through distribution channels. The Company's backlog as of November 30, 2003, was approximately $3,799,000, compared to approximately $5,144,000 on November 30, 2002. The Backlog does not include approximately $1,000,000 of expected sales in the first half of 2004 to a major customer with whom the Company operates on a KANBAN (just in time inventory control system) order/shipment basis. Sales to that customer in 2003 totaled approximately $2,400,000.

Cost of sales, as a percentage of net sales, was 69.8% in 2003 compared to 69.4% in 2002. Expenses for research and development totaled $303,000 in 2003 compared to $353,000 in 2002. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, high-temperature couplers, detectors, hall-effect devices; and enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses totaled 20.7% of net sales in 2003, compared to 20.6% in 2002. In dollars expensed, selling, general and administrative expenses totaled $2,581,000 in 2003 compared to $2,691,000 in 2002, a decrease of $110,000, attributable to a reduction in selling expenses.

Interest income for fiscal 2003 totaled $50,000 compared to $89,000 for fiscal 2002. The decrease is related to lower interest rates on the Company's investments.

Income before taxes for fiscal 2003 was approximately $933,000 or 7.5% of net sales, compared to $1,042,000 or 8.0% of net sales in fiscal 2002. Net income after taxes totaled approximately $611,000 or $.21 per share, in 2003 versus 2002 net earnings of $639,000 or $.20 per share. Net income after taxes in 2003 decreased $28,000 compared to 2002.

New Accounting Standards
------------------------

Summary of Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have any impact on the financial statements.



Item 7.  Financial Statements

The financial statements listed below appear on pages 10 through 18 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.

          11               Report of Independent Public Accountants

          12               Balance Sheets as of
                           November 30, 2003 and 2002

          13               Statements of Income for the years ended
                           November 30, 2003 and 2002

          14 Statements of Shareholders' Equity for the years ended November 30, 2003 and 2002

          15 Statements of Cash Flows for the years ended November 30, 2003 and 2002

         16-21 Notes to Financial Statements for the years ended November 30, 2003 and 2002

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information related to the Company's Directors and Executive Officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2004. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2004, and such information is incorporated by reference.


Item 10. Executive Compensation
-------------------------------

Information related to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2004. The information in the proxy is set forth under the heading "Executive Compensation." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2004, and such information is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information related to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2004.

The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2004, and such information is incorporated by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transactions with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about February 27, 2004. The proxy statement will be filed with the Securities and Exchange Commission on or about February 7, 2004, and such information is incorporated by reference.


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

         (b)      Form 8K -

                  On January 28, 2003, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of February 10, 2003. The dividend was paid to the Company's shareholders on February 28, 2003.


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

                  By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48.


ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

(a)      Evaluation of disclosure controls and procedures.

         As of October 30, 2003, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)      Changes in internal controls.

         Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MICROPAC INDUSTRIES, INC.



                                          By:    /s/ Connie Wood
                                                --------------------------------
                                                Connie Wood, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)


                                          By:    /s/ Patrick Cefalu
                                                --------------------------------
                                                Patrick Cefalu, CFO and
                                                Principal Accounting Officer

Dated:  01/26/2004



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 01/26/2004


 /s/ Connie Wood                                    /s/ H. Kent Hearn
-----------------------------                      -----------------------------
Connie Wood, Director                              H. Kent Hearn, Director


 /s/ James K. Murphey                               /s/ Heinz-Werner Hempel
-----------------------------                      -----------------------------
James K. Murphey, Director                         Heinz-Werner Hempel, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2003 and 2002, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                             KPMG LLP

Dallas, Texas,
January 15, 2004


                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 2003 AND 2002
                    (Dollars in thousands except share data)

                                 ASSETS
                                 ------
                                                                       2003          2002
                                                                    ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    2,337    $    1,296
    Short-term investments                                                 812         2,728
    Receivables, net of allowance for doubtful accounts
        of  $89 for 2003 and 2002                                        1,877         1,801
    Inventories
        Raw materials and supplies                                         692         1,022
        Work-in-process                                                  1,097         1,278
                                                                    ----------    ----------
                  Total inventories                                      1,789         2,300

    Deferred income taxes                                                  386           330
      Prepaid expenses and other assets                                     71            56
                                                                    ----------    ----------
                  Total current assets                                   7,272         8,511

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                    80            80
    Buildings                                                              498           498
    Facility improvements                                                  797           797
    Machinery and equipment                                              5,027         4,955
        Furniture and fixtures                                             489           440
                                                                    ----------    ----------
           Total property, plant, and equipment                          6,891         6,770
    Less- accumulated depreciation                                      (5,889)       (5,719)
                                                                    ----------    ----------
        Net property, plant, and equipment                               1,002         1,051
                                                                    ----------    ----------

OTHER ASSETS:
    Long-term investments                                                 --             112

                  Total assets                                      $    8,274    $    9,674
                                                                    ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                $      308    $      501
    Accrued compensation                                                   239           256
    Accrued professional fees                                               23            48
    Income taxes payable                                                   110           109
        Property taxes                                                      65            67
     Commissions payable                                                    48            53
        Other accrued liabilities                                          136           114
                                                                    ----------    ----------
                  Total current liabilities                                929         1,148

DEFERRED INCOME TAXES                                                       69            78
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares
    3,078,315 issued 2,578,315 outstanding at November 30, 2003
      3,627,151 issued 3,127,151 outstanding at November 30, 2002          308           363
    Paid-in capital                                                        885           885
    Treasury stock, at cost, 500,000 shares                             (1,250)       (1,250)
    Retained earnings                                                    7,333         8,450
                                                                    ----------    ----------
                  Total shareholders' equity                             7,276         8,448
                                                                    ----------    ----------

                  Total liabilities and shareholders' equity        $    8,274    $    9,674
                                                                    ==========    ==========



                 See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                  FORTHE YEARS ENDED NOVEMBER 30, 2003 AND 2002
                    (Dollars in thousands except share data)



                                                               2003           2002
                                                           -----------    -----------

NET SALES                                                  $    12,490    $    13,062

COSTS AND EXPENSES:
Cost of sales                                                    8,723          9,065
Research and development                                           303            353
Selling, general, and administrative expenses                    2,581
                                                           -----------    -----------
                                                                                2,691

                  Total costs and expenses                      11,607         12,109
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                  883            953

Interest income                                                     50             89
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                         933          1,042

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        387            407
    Deferred                                                       (65)            (4)
                                                           -----------    -----------

          Total provision for current and deferred taxes           322            403
                                                           -----------    -----------

NET INCOME                                                 $       611    $       639
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .21    $       .20
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,944,206      3,127,151
                                                           ===========    ===========
















                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002
                             (Dollars in thousands)



                               Common       Paid-in    Treasury     Retained
                                Stock       Capital      Stock      Earnings       Total
                              ---------    ---------   ---------    ---------    ---------

BALANCE, November 30, 2001    $     363    $     885   $  (1,250)   $   7,811    $   7,809

        Net income                 --           --          --            639          639
                              ---------    ---------   ---------    ---------    ---------
BALANCE, November 30, 2002          363          885      (1,250)       8,450        8,448

    Common stock repurchase         (55)        --          --         (1,416)      (1,471)
    Dividend                       --           --          --           (312)        (312)
    Net income                     --           --          --            611          611
                              ---------    ---------   ---------    ---------    ---------

BALANCE, November 30, 2003    $     308    $     885   $  (1,250)   $   7,333    $   7,276
                              =========    =========   =========    =========    =========

































                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002
                             (Dollars in thousands)

                                                                            2003          2002
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $      611    $      639
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                        230           246
           Deferred tax benefit                                                 (65)           (4)
    Changes in certain current assets and liabilities-
              Increase in receivables, net                                      (76)          (61)
              (Increase)  decrease in inventories                               511          (113)
              (Increase) decrease in prepaid expenses and other assets          (15)           27
              (Decrease) increase in accounts payable                          (193)          104
              Decrease in accrued compensation                                  (17)          (15)
              Increase (decrease) in income taxes payable                         1           (20)
              (Decrease) increase in all other accrued liabilities              (10)           38
                                                                         ----------    ----------

                  Net cash provided by operating activities                     977           841

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of Investments                                           (1,400)       (4,100)
           Sale of Investments                                                3,428         3,446
           Additions to property, plant, and equipment                         (181)         (185)
                                                                         ----------    ----------
                  Net cash provided by (used in) investing activities         1,847          (839)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchase                                                  (1,471)         --
     Dividends paid                                                            (312)         --
                                                                         ----------    ----------

                  Net cash used in financing activities                      (1,783)         --
                                                                         ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,041             2

CASH AND CASH EQUIVALENTS, beginning of year                                  1,296         1,294
                                                                         ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                                   $    2,337    $    1,296
                                                                         ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received              $      386    $      371
                                                                         ==========    ==========






                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2003 AND 2002



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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently. Product returns and warranties are accrued for when returned by the customer.

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2003 and 2002. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and positive intent to hold to maturity. All held-to maturity securities mature within one year.

Inventories
-----------

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company provides for an allowance for obsolete and overstocked inventory.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following useful lives (in years) of the assets:

     Buildings......................................................15
     Facility improvements........................................8-15
     Machinery and equipment......................................5-10
     Furniture and fixtures........................................5-8

The Company assesses long-lived assets for impairment under Financial Accounting Standards board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down to market value or discounted cash flow value is required. The Company adopted SFAS 144 on December 1, 2002. The adoption of SFAS 144 did not effect the Company's financial statements.

Repairs and maintenance are charged against income when incurred. Betterments, which extend the useful life of property, plant, and equipment are capitalized.

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

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2003 and 2002, the Company had no dilutive potential common stock.

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


3.       NOTES PAYABLE TO BANKS:
         --------------------------

During fiscal 2003, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the bank's prime rate less 1/4%. The line of credit expires on June 7, 2004. The Company has not utilized any portion of the available facility. The line of credit requires that the Company maintain certain financial ratios. The Company was in compliance with these covenants during the 2003 fiscal year.

4.       RELATED PARTIES:
         ----------------

The Company leases a building from the Company's previous Chairman of the Board. A new lease was signed on July 1, 1999, for a term of five (5) years, which expires on June 30, 2004. The lease was renewed under similar terms and conditions as the prior lease. Amounts paid under the lease agreement in 2003 approximated $39,000 and $38,000 in 2002

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2002, the Company's Board of Directors approved the formation of an audit committee composed of the four (4) members of the Board. It is possible that two members of the audit committee, Messrs. Hempel and Murphey, may resign from the committee if future Securities and Exchange Commission rules establish a criteria that such individuals are not independent due to their relationships with the Company. The Board of Directors held four (4) board meetings during the year ended November 2003. Directors receive a fee of $500.00 for each meeting. The Audit Committee held three (3) meetings during the year ended November 30, 2003. Members of the Audit Committee received a fee of $500.00 for each meeting.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the approximate fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired.


5.       PRODUCT WARRANTIES:
         -------------------

The Company records a reserve for product warranties based on known instances of defects upon customer notification. The activity in the product liability account is as follows:

        Balance, November 30, 2002          $   28,100
        Expense for repaired product        $  (28,100)
        Product warranty accruals           $       -
        Balance, November 30, 2003          $        0


6.       LEASE COMMITMENTS:
         ------------------

Rent expenses in total for the years ended November 30, 2003 and 2002, were approximately $42,000 for each year.

The Company does not have any future minimum lease payments under non-cancelable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year.


7.       EMPLOYEE BENEFITS:
         ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $138,000 in 2003 and $165,000 in 2002. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.       NEW ACCOUNTING STANDARDS:
         -------------------------

Summary of Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have any impact on the financial statements.

9.       INCOME TAXES:
         -------------

The income tax provision consisted of the following for the years ended November 30:

                                                            2003         2002
                                                         ---------    ---------
         Current Provision -
             Federal                                     $ 319,000    $ 338,000
             State                                          68,000       69,000
                                                         ---------    ---------
                                                           387,000      407,000
         Deferred Benefit

             Federal                                       (65,000)      (4,000)
                                                         ---------    ---------

                      Total                              $ 322,000    $ 403,000
                                                         =========    =========



The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                            2003         2002
                                                         ---------    ---------
        Tax at 34% statutory rate                        $ 317,000    $ 354,000
        State income taxes, net of federal benefit          45,000       44,000
        Adjustment to prior year estimates                 (42,000)        --
        Other                                                2,000        5,000
                                                         ---------    ---------

                 Income tax provision                    $ 322,000    $ 403,000
                                                         =========    =========

The components and changes in deferred tax assets and liabilities were as follows:

                                                                                  Deferred
                                                          November 30, 2003       (Benefit)      November 30, 2002
                                                          -----------------       ---------      -----------------
            Current Deferred Taxes -
                 Allowance for doubtful accounts              $ 33,000            $   --             $ 33,000
                 Inventory                                     267,000              46,000            221,000
                 Accrued liabilities and other                  86,000              10,000             76,000
                                                              --------            --------           --------
                     Net current deferred tax asset           $386,000            $ 56,000           $330,000
                                                              ========            ========           ========

            Non-current Deferred Taxes -
                 Depreciation and other                       $ 69,000            $ (9,000)          $ 78,000
                                                              --------            --------           --------

                     Net non-current deferred tax liability   $ 69,000            $ (9,000)          $ 78,000
                                                              ========            --------           ========

         Deferred tax benefit                                                     $ 65,000
                                                                                  ========


10.      SIGNIFICANT CUSTOMER INFORMATION:
         ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 62% of total sales in 2003 and 69% of total sales in 2002. During 2003, the Company had one customer that accounted for 11% of the Company's annual sales compared to 13% for the year ended November 30, 2002.

11.      SHAREHOLDERS' EQUITY:
         ---------------------

On November 30, 2003, there were approximately 570 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

On January 28, 2003, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on February 10, 2003. The dividend payment was paid to shareholders on February 28, 2003.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired.

On March 1, 2001, the Company's shareholders approved the 2002 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2003, there were 500,000 options available to be granted; however, no options had been granted at year-end.



12.      SUBSEQUENT EVENTS:
         ------------------

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. It is anticipated that this dividend will be paid to the Company's shareholders on or about February 13, 2004.

13.      COMMITMENTS AND CONTINGENCIS:
         -----------------------------

The Company is involved in various legal and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2003






                                   CONNIE WOOD
                             Chief Executive Officer
                            Micropac Industries, Inc.

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Ferguson, Dallas, Tx.


                                JAMES K. MURPHEY
                               Corporate Attorney
                     Glast, Phillips and Murray, Dallas, Tx.


                                 PATRICK CEFALU
                             Chief Financial Officer
                            Micropac Industries, Inc.


                                    MARK KING
                             Chief Operating Officer
                            Micropac Industries, Inc.









LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
Glast, Phillips and Murray                            Securities Transfer
Dallas, Tx                                            Frisco, Texas