Form 10QSB
period 2004-02-28
MICROPAC INDUSTRIES INC
filed 2004-04-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 28, 2004


              For the Transition Period from _________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                 75-1225149
------------------                             ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                        75040
-----------------------------                                  -----------------
(Address of Principal Executive Office)                            (Zip Code)

Registrant's Telephone Number, including Area Code               (972) 272-3571
                                                               -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X
   -----
No
   -----


At February 28, 2004 there were 3,078,315 shares issued and 2,578,315 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 28, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1 -   FINANCIAL STATEMENTS

                         Condensed Statements of Operations for the three months ended February 28, 2004 and March 1, 2003 Condensed Balance Sheets as of February 28, 2004 and November 30, 2003 Condensed Statements of Cash Flows for the three months ended February 28, 2004 and March 1, 2003 Notes to Financial Statements

         ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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



SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)


                                                         Statement of Income
                                                       For three months ended
                                                       2/28/04        3/01/03
                                                     -----------    -----------

NET SALES                                            $     3,510    $     3,086

COST AND EXPENSES:

    Cost of Goods Sold                                    (2,396)        (2,173)

    Research and development                                 (43)           (86)

    Selling, general & administrative expenses              (642)          (734)
                                                     -----------    -----------

                           Total cost and expenses   $    (3,081)   $    (2,993)


OPERATING INCOME BEFORE INTEREST                             429             93
      AND INCOME TAXES

    Interest income                                            3             17
                                                     -----------    -----------

INCOME BEFORE TAXES                                  $       432    $       110

    Provision for taxes                                     (164)           (41)
                                                     -----------    -----------

NET INCOME                                           $       268    $        69
                                                     ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED              $      0.10    $      0.02

DIVIDENDS PER SHARE                                  $      0.05    $      0.10

WEIGHTED AVERAGE NUMBER OF SHARES, Basic
and diluted                                            2,578,315      3,127,151



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            2/28/04      11/30/03
                                                                        ----------    ----------
     Cash and cash equivalents                                          $    1,976    $    2,337
     Short term investments                                                  1,401           812
     Receivables, net of allowance for doubtful accounts of $122 on          2,120         1,877
            February 28, 2004 and $89 on November 30, 2003
     Inventories:
         Raw materials                                                         874           692
         Work-in process                                                     1,075         1,097
                                                                        ----------    ----------
     Total Inventories                                                       1,949         1,789
     Prepaid expenses and other current assets                                  55            71
     Deferred income tax                                                       386           386
                                                                        ----------    ----------
                   Total current assets                                 $    7,887    $    7,272
                                                                        ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                       80            80
     Buildings                                                                 498           498
     Facility improvements                                                     796           797
     Machinery and equipment                                                 5,029         5,027
     Furniture and fixtures                                                    479           489
                                                                        ----------    ----------
                   Total property, plant, and equipment                 $    6,882    $    6,891
         Less accumulated depreciation                                      (5,925)       (5,889)
                                                                        ----------    ----------
         Net property, plant, and equipment                                    957         1,002

                                      Total assets                      $    8,844    $    8,274
                                                                        ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $      557    $      308
     Accrued compensation                                                      189           239
     Accrued professional fees                                                --              23
     Other accrued liabilities                                                 387           249
     Income taxes payable                                                      227           110
                                                                        ----------    ----------
                   Total current liabilities                                 1,360           929
                                                                        ----------    ----------

DEFERRED INCOME TAXES                                                           69            69

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,             308           308
          3,078,315 issued 2,578,315 outstanding at February 28, 2004 and November 30, 2003
     Paid-in capital                                                           885           885
       Treasury stock, 500,000 shares, at cost                              (1,250)       (1,250)
     Retained earnings                                                       7,472         7,333
                                                                        ----------    ----------

                   Total shareholders' equity                           $    7,415    $    7,276
                                                                        ----------    ----------

                   Total liabilities and shareholders' equity           $    8,844    $    8,274
                                                                        ==========    ==========



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                2/28/04      3/01/03
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $     268    $      68
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                            54           56
         Changes in current assets and liabilities:
             Accounts receivable                                    (243)         143
             Inventories                                            (160)         130
             Prepaid expenses and other current assets                16           29
             Accounts payable                                        249          (77)
             Accrued Compensation                                    (50)         (40)
             Accrued liabilities                                     115         (156)
             Income taxes payable                                    117            7
                                                               ---------    ---------

                   Net cash provided by operating activities   $     366    $     160

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                 $    (589)   $    (203)
        Additions to property, plant and equipment                    (9)         (40)
                                                               ---------    ---------

                   Net cash used in investing activities            (598)        (243)

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                              (129)        (313)
                                                               ---------    ---------

                   Net cash used in financing activities            (129)        (313)
                                                               ---------    ---------

Net change in cash and cash equivalents                             (361)        (396)

Cash and Cash Equivalents at beginning of period                   2,337        1,296
                                                               ---------    ---------

Cash and Cash Equivalents at end of period                     $   1,976    $     900
                                                               =========    =========
Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                               $      47    $      21
                                                               =========    =========






These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2004 and the cash flows and the results of operations for the three months ended February 28, 2004 and March 1, 2003. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2003. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. This dividend was paid to the Company's shareholders on February 13, 2004.

Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of February 28, 2004 there were 500,000 options available to be granted. No options have been granted to date.

Note 5

During fiscal 2003, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 28, 2004 and March 1, 2003, the Company had no dilutive potential common stock.

Note 7

Effective May 1, 2002, the Company and Ms. Wood, Chief Executive Officer and President of the Company entered into a two (2) year employment agreement at a base salary of $156,000 per annum.

Effective February 1, 2004, the Company and Mr. King, Chief Operating Officer and Vice President of the Company entered into a two (2) year employment agreement at a base salary of $150,000 per annum.

Effective February 1, 2004, the Company and Mr. Cefalu, Chief Financial Officer and Vice President of the Company entered into a two (2) year employment agreement at a base salary of $82,000 per annum.

Per the employment agreements, all officers received a salary increase effective February 17, 2004. Ms. Wood's base salary was increased to $161,500, Mr. King's base salary was increased to $155,250, and Mr. Cefalu's base salary was increased to $85,500.

Note 8

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Note 9

Effective May 13, 2002, the Company's Board of Directors approved the formation of an audit committee composed of the four (4) members of the Board. It is possible that three members of the audit committee, Messrs. Hempel, Wood and Murphey, may resign from the committee if future Securities and Exchange Commission rules establish a criteria that such individuals are not independent due to their relationships with the Company.

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

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

Results of Operations

                                                      Three months ended
                                                     2/28/2004   3/01/2003
                                                     ---------   ---------

NET SALES                                              100.00%     100.00%
COST AND EXPENSES

    Cost of sales                                       68.30%      70.40%

    Research and development                             1.20%       2.80%
    Selling, general and administrative                 18.30%      23.80%
                                                        ------      ------

                   Total cost and expenses              87.80%      97.00%

OPERATING INCOME BEFORE INTEREST                        12.20%       3.00%
     AND INCOME TAXES

    Interest income                                      0.10%       0.60%
                                                        ------      ------

INCOME BEFORE TAXES                                     12.30%       3.50%

    Provision for taxes                                  4.70%       1.30%
                                                        ------      ------

NET INCOME                                               7.60%       2.20%



Sales for the first quarter ended February 28, 2004 totaled $3,510,000. Sales for the first quarter increased 13.7% or $424,000 above sales for the same period of 2003. The increase in sales was due to higher demand for certain industrial products sold to customers in the semiconductor market, and solid state relay products.

Cost of sales for the first quarters 2004 versus 2003 totaled 68.3% and 70.4% of net sales. Cost of sales dollars increased $233,000 in the first quarter of 2004, compared to 2003. The decrease in cost of goods sold as a percentage of sales resulted from lower material cost associated with improved yields and lower overhead expenses during the first quarter, as a result of continued cost controls.

Selling, general and administrative expenses for the first quarter of 2004 totaled 18.3%, compared to 23.8% for the same period in 2003. In actual dollars expensed, selling, general and administrative expenses decreased $92,000 in the first quarter of 2004, compared to 2003 attributable to lower general and administrative salaries.

Net income in the first quarter of 2004 totaled $268,000, compared to $69,000 for the comparable period in 2003. Net income per share totaled $.10 and $.02 for the comparable three months of 2004 and 2003, respectively. The increase in net income is attributable to higher sales and lower operating and general and administrative costs.

New orders for the first quarter of 2004 totaled $4,941,000 compared to $1,884,000 for the comparable period of 2003.

Backlog totaled $5,229,000 on February 28, 2004 compared to $3,869,000 as of March 1, 2003. The majority of the backlog is shippable in the next twelve (12) months.

Total assets increased $570,000 to $8,844,000 as of February 28, 2004 from $8,274,000 as of November 30, 2003 with an increase in cash and short-term investments of $228,000, inventory increase of $161,000, accounts receivable increase of $243,000 and a decrease in net property, plant, and equipment of $45,000.

Cash and short term investments totaled $3,337,000 an increase of $228,000.

Accounts receivable, net totaled $2,120,000 as of February 28, 2004 representing an increase of $243,000 since November 30, 2003, due to the higher sales level.

Inventories totaled $1,950,000 at the end of the first quarter 2004 compared to $1,789,000 on November 30, 2003, an increase of $161,000. Raw materials inventories increased $182,000 since November 30, 2003, while work-in-process inventories decreased $22,000. The increase in inventory is consistent with the current business level.

Current liabilities totaled $1,360,000 on February 28, 2004 representing an increase of $431,000 from November 30, 2003; primarily associated with an increase in accounts payable of $249,000 due to higher material purchases; an increase of $117,000 in income taxes payable, an increase in other accrued liabilities of $138,000 based on reserves for advance payments from customers. Accrued compensation decreased $50,000 attributable to vacation taken by employees during plant shutdown in December, and accrued fees decreased $23,000 with the final payment for audit services.

Shareholders' equity increased $139,000 in the first three months of 2004. Earnings per share for the three month period totaled $.10 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of February 28, 2004 totaled $3,337,000 compared to $3,149,000 on November 30, 2003 an increase of $228,000. The increase in cash and short-term investments is attributable to $367,000 net cash provided by operations, offset by the payment of a cash dividend of $129,000 and the retirement of $10,000 in equipment.

As of February 28, 2004 cash flows from operating activities were $367,000 compared to $160,000 as of March 1, 2003.

A special cash dividend of $129,000 was paid on February 13, 2004 to all shareholders of record.

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

Outlook
-------

New orders for the first quarter totaled $4,941,000 compared to $1,814,000 for the comparable period of 2003. The increase in new orders in the first quarter is attributable to funding releases on military and space programs, and stronger demand from our Customers in the semiconductor, medical and harsh environment (high-temp) markets. Backlog totaled $5,229,000 on February 28, 2004 compared to $3,869,000 as of March 1, 2003 and $3,799,000 on November 30, 2003 with a significant amount of the backlog expected to ship in fiscal 2004. The backlog represents a good mix of all the Company's products and technologies.

Based on the current backlog, we expect sales in the second quarter to be slightly over first quarter sales, and substantially more than the second quarter of 2003.

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

          As of February 28, 2004, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly SEC filings.

      (b) Changes in internal controls.

          Not applicable

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

          (b)  Form 8-K

               On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. This dividend was paid to the Company's shareholders on February 13, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.



April 12, 2004                               /s/ Connie Wood
--------------                              ------------------------------------
Date                                        Connie Wood
                                            Chief Executive Officer


April 12, 2004                               /s/ Patrick Cefalu
--------------                              ------------------------------------
Date                                        Patrick Cefalu
                                            Chief Financial Officer