Form 10QSB
period 2004-05-29
MICROPAC INDUSTRIES INC
filed 2004-07-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 29, 2004


              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




      Delaware                                             75-1225149
 ----------------------                         -------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

     905 E. Walnut, Garland, Texas                             75040
 -------------------------------------                       --------
(Address of Principal Executive Office)                     (Zip Code)

                                 (972) 272-3571
               --------------------------------------------------
               Registrant's Telephone Number, including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No
    -------            -------



At May 29, 2004 there were 3,078,315 shares issued and 2,578,315 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 29, 2004

                                      INDEX

PART I   - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and six months ended May 29, 2004 and May 31, 2003
                           Condensed Balance Sheets as of May 29, 2004 and November 30, 2003
                           Condensed Statements of Cash Flows for the six months ended May 29, 2004 and May 31, 2003
                           Notes to Financial Statements

         ITEM 2 - MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

         ITEM 3 - CONTROLS AND PROCEDURES



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

                  (b)      Reports on Form 8-K



SIGNATURES



PART I - FINANCIAL INFORMATION



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



ITEM 1 - FINANCIAL STATEMENTS

                                                     Three months ended              Year-to-date
                                                   05/29/04       05/31/03      05/29/04        05/31/03
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $     3,659    $     2,783    $     7,169    $     5,870

COST AND EXPENSES:

    Cost of Goods Sold                                (2,387)        (2,017)        (4,783)        (4,190)

    Research and development                            (104)          (192)
                                                                                       (61)          (105)

    Selling, general & administrative expenses          (644)          (669)        (1,286)        (1,405)
                                                 -----------    -----------    -----------    -----------

                       Total cost and expenses         3,092          2,791          6,173          5,786


OPERATING INCOME (LOSS) BEFORE INTEREST                  567             (8)           996             83
           AND INCOME TAXES

    Interest income                                        7             16             10             33
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       574    $         8    $     1,006    $       116

    Provision for taxes                                 (218)            (3)          (382)           (44)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       356    $         5    $       624    $        72
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $       .14    $       .00    $       .24    $       .02

DIVIDENDS PER SHARE                              $         0    $         0    $       .05    $        10


WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      3,127,151      2,578,315      3,127,151




These statements reflect all adjustments, which in the opinion of management are necessary for fair statement of the results for the interim period.





                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                          5/29/04   11/30/03
                                                                        -------    -------

     Cash and cash equivalents                                          $   825    $ 2,337
     Short term investments                                               2,404        812
     Receivables, net of allowance for doubtful accounts of $122          2,276      1,877
        on May 29, 2004 and $89 on November 30, 2003
     Inventories:
         Raw materials                                                      975        692
         Work-in process                                                  1,121      1,097
                                                                        -------    -------
              Total Inventories                                           2,096      1,789
     Prepaid expenses and other current assets                               95         71
     Deferred income tax                                                    386        386
                                                                        -------    -------
                              Total current assets                        8,082      7,272
                                                                        -------    -------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                    80         80
     Buildings                                                              498        498
     Facility improvements                                                  796        797
     Machinery and equipment                                              5,081      5,027
     Furniture and fixtures                                                 479        489
                                                                        -------    -------
                               Total property, plant, and equipment       6,934      6,891
         Less accumulated depreciation                                   (5,979)    (5,889)
                                                                        -------    -------
     Net property, plant and equipment                                      955      1,002
                                                                        -------    -------

                                    Total assets                        $ 9,037    $ 8,274
                                                                        =======    =======

                                     LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $   515    $   308
     Accrued compensation                                                   205        239
     Accrued professional fees                                               19         23
     Other accrued liabilities                                              368        249
     Income taxes payable                                                    90        110
                                                                        -------    -------
                                 Total current liabilities                1,197        929
                                                                        -------    -------


DEFERRED INCOME TAXES                                                        69         69

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,          308        308
          3,078,315 issued 2,578,315 outstanding at May 29, 2004 and
     November 30, 2003
     Paid-in capital                                                        885        885
     Treasury stock, 500,000 shares, at cost                             (1,250)    (1,250)
     Retained earnings                                                    7,828      7,333
                                                                        -------    -------

                               Total shareholders' equity                 7,771      7,276
                                                                        -------    -------

                            Total liabilities and shareholders'equity   $ 9,037    $ 8,274
                                                                        =======    =======


These statements reflect all adjustments, which in the opinion of management are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                    Six months ended
                                                                   05/29/04   05/31/03
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $   624    $    72
Adjustments to reconcile net income to:
      Cash from operating activities:
          Depreciation and amortization                             $   108    $   132
      Changes in current assets and liabilities:
          Accounts receivable                                       $  (399)   $   190
          Inventories
                                                                       (307)       154
          Prepaid expenses and other current assets
                                                                        (24)        46
          Income taxes, prepaid and deferred                            (20)      (135)
          Accounts payable
                                                                        207       (157)
          Payroll and withholdings
                                                                        (34)       (49)
          Accrued liabilities
                                                                        115       (123)
                                                                    -------    -------
           Net cash provided by operating activities                $   270    $   130

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in investments                                    $ (1592)   $   602
         Additions to property, plant and equipment
                                                                        (61)      (137)
                                                                    -------    -------
           Net cash provided by (used in) investing activities      $ (1653)   $   465

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash dividend                                              $  (129)   $  (312)
                                                                    -------    -------
           Net cash used in financing activities                    $  (129)   $  (312)

           Net change in cash and cash equivalents                  $(1,512)   $   283

Cash and Cash Equivalents at beginning of period                    $ 2,337    $ 1,296
                                                                    -------    -------

Cash and Cash Equivalents at end of period                          $   825    $ 1,579
                                                                    =======    =======

Supplemental Cash Flow Disclosure
         Cash Paid For Income Taxes                                 $   405    $   178
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 29, 2004 and the cash flows and the results of operations for months ended May 29, 2004 and May 31, 2003. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2003. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the six months ended May 29, 2004 and May 31, 2003, the Company had no dilutive potential common stock.

Note 7

Effective May 1, 2004, the Company and Ms. Wood, Chief Executive Officer and President of the Company entered into a three (3) year employment agreement at a base salary of $180,000 per annum.

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




                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT  DISCUSSION  AND  ANALYSIS OF THE  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

Results of Operations

                                               Three months ended      Year to Date
                                                5/29/04  5/31/03     5/29/04  5/31/03
                                                 ------   ------      ------   ------
NET SALES                                        100.0%   100.0%      100.0%   100.0%

COST AND EXPENSES
    Cost of sales                                 65.2%    72.5%       66.7%    71.4%
    Research and development                       1.7%     3.8%        1.5%     3.3%
    Selling, general and administrative           17.6%    24.0%       17.9%    23.9%
                                                 ------   ------      ------   ------

                     Total cost and expenses      84.5%   100.3%       86.1%    98.6%

OPERATING INCOME BEFORE INTEREST                  15.5%     -.3%       13.9%     1.4%
     AND INCOME TAXES

    Interest income                                 .2%      .6%         .1%      .6%
                                                 ------   ------      ------   ------

INCOME BEFORE TAXES                               15.7%      .3%       14.0%     2.0%

    Provision for taxes                            6.0%      .1%        5.3%      .7%
                                                 ------   ------      ------   ------

NET INCOME                                         9.7%      .2%        8.7%     1.3%



Sales for the second quarter and six months ended May 29, 2004 totaled $3,659,000 and $7,169,000, respectively. Sales for the second quarter increased 31.4% or $876,000 above sales for the same period of 2003, while sales for the first six months of 2004 increased 22.1% or $1,299,000 above the first six months of 2003. The increase in sales is primarily attributable to improved business conditions in the company's major market segments, combined with the introduction of new products. Sales for the first 6 months of 2004 compared to 2003 increased 23% in the commercial market, 22% in the military market, and 18% in the space market.

Cost of sales for the second quarters 2004 versus 2003 totaled 65.2% and 72.5% of net sales, respectively, while cost of sales for the first six months of the comparable period totaled 66.7% and 71.4%, respectively. The cost of material decreased 5% of sales from 2003 associated with changes in product mix, and yield improvements on certain products.

Selling, general and administrative expenses for the second quarter and first six months of 2004 totaled 17.6% and 17.9%, respectively, compared to 24.0% and 23.9% for the same period in 2003. In actual dollars expensed, selling, general and administrative expenses decreased $25,000 in the second quarter of 2004, compared to 2003, and decreased $119,000 for the first six months of 2004, versus 2003, attributable to lower general and administrative salaries.

Net income in the second quarter and year to date 2004 totaled $356,000 and $624,000, respectively, compared to $5,000 and $72,000 for the comparable periods in 2003. Net income per share totaled $.24 and $.02 for the comparable six months of 2004 and 2003, respectively. The increase in net income is associated with higher sales, lower cost of material as a % of sales, and continued control of overhead and general and administrative expenses.

New orders for the second quarter and year-to-date 2004 totaled $5,358,000 and $10,299,000, respectively, compared to $3,780,000 and $5,594,000 for the comparable periods of 2003.

Backlog totaled $6,910,000 on May 29, 2004 compared to $4,832,000 as of May 31, 2003 and $5,594,000 on November 30, 2003.

Total assets increased $763,000 to $9,037,000 as of May 29, 2004 from $8,274,000 as of November 30, 2003 with an increase in cash and short-term investments of $80,000, inventory increase of $307,000, accounts receivable increase of $399,000, increase in prepaid expense of $24,000, and a decrease in net property, plant, and equipment of $47,000.

Accounts receivable, net totaled $2,276,000 as of May 29, 2004 and represents an increase of $399,000 since November 30, 2003, due to increased sales.

Inventories totaled $2,096,000 at the end of the second quarter 2004 compared to $1,789,000 on November 30, 2003, an increase of $307,000. Raw materials inventories increased $283,000 since November 30, 2003, while work-in-process inventories decreased $24,000. The increase in raw materials is attributable to the purchase and receipt of long lead-time material for $189,000 which was funded by the customer, and an increase of piece parts to support the higher sales volume.

Current liabilities totaled $1,197,000 on May 29, 2004 representing an increase of $268,000 from November 30, 2003; primarily associated with an increase in accounts payable of $207,000 due to increased materials purchases to support the higher sales volume, a decrease of $34,000 in accrued payroll, a reduction of $20,000 in provision for income taxes, an increase in other accrued liabilities of $119,000 based on higher reserves associated with advance payments from customers, and a decrease of $4,000 accrued professional fees.

Shareholders' equity increased $495,000 in the first six months of 2004. Earnings per share for the six month period totaled $.24 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of May 29, 2004 totaled $3,229,000 compared to $3,149,000 on November 30, 2003, an increase of $80,000.

As of May 29, 2004 cash flows from operating activities were $271,000 compared to $130,000 as of May 31, 2003.

Capital expenditures through the second quarter of 2004 totaled $61,000. These purchases were financed internally with the Company's cash.

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

Outlook
-------

New orders for the second quarter and year-to-date 2004 totaled $5,358,000 and $10,299,000, respectively, compared to $3,780,000 and $5,594,000 for the comparable periods of 2003. New orders included reorders for certain custom products, orders from new customers for custom design products, initial customer non recurring engineering funding releases on a multi-year contract, and increased orders for some of the Company's standard products sold through distribution channels.

Backlog totaled $6,910,000 on May 29, 2004 compared to $4,832,000 as of May 31, 2003 and $5,594,000 on November 30, 2003. The majority of the backlog is shippable in the next twelve (12) months and represents a good mix of the company's products and technologies with 22% in the commercial market, 56% in the military market, and 21% in the space market.


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

                  As of May 29, 2004, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly SEC filings.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibits

                           31.1   Certification   of  Chief  Executive   Officer
                           pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

                           31.2   Certification  of  Chief  Accounting   Officer
                           pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

                           32.1   Certification   of  Chief  Executive   Officer
                           pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                           32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                  (b)      Form 8-K

                           At a Board of Directors meeting held on May 11, 2004, the Board of Directors unanimously elected Mr. Nicholas Nadolsky as a Member and Chairman of the Board, to serve in such positions until the next annual meeting of shareholders or until his earlier death, resignation or removal from office. There is no employment agreement between Mr. Nadolsky and the Company. Since 1980, the Company has leased a 4800 square foot building from Mr. Nadolsky, at a current annual rental of $39,600.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                            MICROPAC INDUSTRIES, INC.



July 12, 2004
Date                                        /s/ Connie Wood
                                            -----------------------
                                            Connie Wood
                                            Chief Executive Officer


July 12, 2004
Date                                        /s/ Patrick Cefalu
                                            -----------------------
                                            Patrick Cefalu
                                            Chief Financial Officer