Form 10QSB
period 2004-08-28
MICROPAC INDUSTRIES INC
filed 2004-10-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 28, 2004


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


Yes   X                                                               No
   -------                                                              --------




At August 28, 2004 there were 3,078,315 shares issued and 2,578,315 shares of registrant's common stock outstanding. The aggregate market value of Common Stock could not be determined since there is no established public trading market for the Company's Common Stock.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 28, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Statements of Operations for the three months and nine months ended August 28, 2004 and August 30, 2003
         Condensed Balance Sheets as of August 28, 2004 and November 30, 2003 Condensed Statements of Cash Flows for the nine months ended August 28, 2004 and August 30, 2003
         Notes to Financial Statements

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

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

                  (b)      Reports on Form 8-K



SIGNATURES


PART I - FINANCIAL INFORMATION



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



ITEM 1 - FINANCIAL STATEMENTS

                                                    Three months ended               Year-to-date
                                                  08/28/04       08/30/03       08/28/04       08/30/03
                                                 -----------    -----------    -----------    -----------

NET SALES                                        $     4,242    $     3,372    $    11,411    $     9,242

COST AND EXPENSES:

    Cost of goods sold                                (2,937)        (2,338)        (7,720)        (6,528)

    Research and development                            (127)           (33)          (231)          (225)

    Selling, general & administrative expenses          (685)          (611)        (1,971)        (2,016)
                                                 -----------    -----------    -----------    -----------

                   Total cost and expenses             3,749          2,982          9,922          8,769


OPERATING INCOME BEFORE INTEREST                         493            390          1,489            473
           AND INCOME TAXES

    Interest income                                        9             22             19             55
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       502    $       412    $     1,508    $       528

    Provision for taxes                                 (191)          (156)          (573)          (200)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       311    $       256    $       935    $       328
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $      0.12    $      0.08    $      0.36    $      0.11

DIVIDENDS PER SHARE                              $      --             --      $      0.05    $      0.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      3,066,169      2,578,315      3,066,169














These statements reflect all adjustments, which in the opinion of management are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            8/28/04      11/30/03
                                                                         ---------    ---------

     Cash and cash equivalents                                           $   1,487    $   2,337
     Short term investments                                                  1,906          812
        Receivables, net of allowance for doubtful accounts of $122 on       2,197        1,877
           August 28, 2004 and $89 on November 30, 2003 Inventories:
        Raw materials                                                        1,241          692
        Work-in process                                                      1,196        1,097
                                                                         ---------    ---------
                   Total Inventories                                         2,437        1,789
     Prepaid expenses and other current assets                                  85           71
     Deferred income tax                                                       386          386
                                                                         ---------    ---------
                            Total current assets                             8,498        7,272
                                                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                       80           80
     Buildings                                                                 498          498
     Facility improvements                                                     797          797
     Machinery and equipment                                                 5,151        5,027
     Furniture and fixtures                                                    479          489
                                                                         ---------    ---------
                            Total property, plant, and equipment             7,005        6,891
         Less accumulated depreciation                                      (6,035)      (5,889)
                                                                         ---------    ---------
     Net property, plant and equipment                                         970        1,002
                                                                         ---------    ---------

                            Total assets                                 $   9,468    $   8,274
                                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $     547    $     308
     Accrued compensation                                                      270          239
     Accrued professional fees                                                  33           23
     Other accrued liabilities                                                 412          249
     Income taxes payable                                                       55          110
                                                                         ---------    ---------
                            Total current liabilities                        1,317          929
                                                                         ---------    ---------

DEFERRED INCOME TAXES                                                           69           69

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,             308          308
        3,078,315 issued 2,578,315 outstanding at August 28, 2004 and
        November 30, 2003
     Paid-in capital                                                           885          885
       Treasury stock, 500,000 shares, at cost                              (1,250)      (1,250)
     Retained earnings                                                       8,139        7,333
                                                                         ---------    ---------

                            Total shareholders' equity                       8,082        7,276
                                                                         ---------    ---------

                            Total liabilities and shareholders' equity   $   9,468    $   8,274
                                                                         =========    =========




These statements reflect all adjustments, which in the opinion of management are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              8/28/04    8/30/03
                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $   935    $   328
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                        164        151
         Changes in current assets and liabilities:
             Accounts receivable                                                 (320)       124
             Inventories                                                         (648)       222
             Prepaid expenses and other current assets                            (14)       (17)
             Income taxes, prepaid and deferred                                   (55)         5
             Accounts payable                                                     239        (82)
             Payroll and withholdings                                              31        (48)
             Accrued liabilities                                                  173         24
                                                                              -------    -------

                        Net cash provided by operating activities             $   505    $   707

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                                $(1,094)   $ 1,124
        Additions to property, plant and equipment                               (115)
                                                                              -------    -------
                                                                                            (132)

                        Net cash (used in) provided by investing activities    (1,226)     1,009


CASH FLOWS FROM FINANCING ACTIVITIES
         Repurchase of common stock                                              --       (1,471)
         Cash dividend                                                           (129)      (312)
                                                                              -------    -------

                        Net cash used in financing activities                    (129)    (1,783)
                                                                              -------    -------

Net change in cash and cash equivalents                                          (850)       (67)

Cash and cash equivalents at beginning of period                                2,337      1,296
                                                                              -------    -------

Cash and cash equivalents at end of period                                    $ 1,487    $ 1,229
                                                                              =======    =======

Supplemental cash flow disclosure

      Cash paid for income taxes                                              $   633    $   194
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 28, 2004 , the results of operations for the three months and nine months ended August 28, 2004 and August 30, 2003, and the cash flows for nine months ended August 28, 2004 and August 30, 2003. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2003. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 28, 2004 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

During fiscal 2004, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios and management personnel requirements. The Company has not borrowed against the line of credit to date.

Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 28, 2004 and August 30, 2003, the Company had no dilutive potential common stock.


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


                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)



ITEM 2 - MANAGEMENT  DISCUSSION  AND  ANALYSIS OF THE  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

Results of Operations


                                               Three months ended           Year to Date
                                             8/28/2004    8/30/2003    8/28/2004    8/30/2003
                                             ---------    ---------    ---------    ---------
NET SALES                                       100.00%      100.00%      100.00%      100.00%
COST AND EXPENSES

    Cost of goods sold                           69.24%       69.33%       67.66%       70.63%

    Research and development                      2.99%        0.98%        2.02%        2.44%
    Selling, general & administrative            16.15%       18.12%       17.27%       21.81%
                                             ---------    ---------    ---------    ---------

                   Total cost and expenses       88.38%       88.43%       86.95%       94.88%

OPERATING INCOME BEFORE INTEREST                 11.62%       11.57%       13.05%        5.12%
     AND INCOME TAXES

    Interest income                               0.21%        0.65%        0.17%        0.59%
                                             ---------    ---------    ---------    ---------

INCOME BEFORE TAXES                              11.83%       12.22%       13.22%        5.71%

    Provision for taxes                           4.50%        4.63%        5.02%        2.16%
                                             ---------    ---------    ---------    ---------

NET INCOME                                        7.33%        7.59%        8.20%        3.55%


Sales for the third quarter and first nine months ended August 28, 2004 totaled $4,242,000 and $11,411,000, respectively. Sales for the third quarter increased 25.8% or $870,000 above sales for the same period of 2003, while sales for the first nine months of 2004 increased 23.5% or $2,169,000 above the first nine months of 2003. The increase in sales is primarily attributable to improved business conditions in the company's major market segments, combined with the introduction of new products. Sales for the first nine months of 2004 compared to 2003 increased 24% in the commercial market, 19% in the military market, and 38% in the space market.

Cost of goods sold for the third quarter 2004 versus 2003 totaled 69.3% and 69.3% of net sales, respectively, while cost of goods sold for the nine months of the comparable period totaled 67.7% and 70.6%, respectively. The cost of goods sold decrease of 2.9% is attributable to higher sales volume, changes in product mix, and yield improvements on certain products.

Selling, general and administrative expenses for the third quarter and first nine months of 2004 totaled 16.2% and 17.2%, respectively, compared to 18.1% and 21.8% for the same period in 2003. In actual dollars expensed, selling, general and administrative expenses increased $74,000 in the third quarter of 2004, compared to 2003, and decreased $45,000 for the first nine months of 2004, versus 2003, attributable to lower general and administrative salaries.

Net income in the third quarter and year to date 2004 totaled $311,000 and $935,000, respectively, compared to $256,000 and $328,000 for the comparable periods in 2003. Net income per share totaled $.36 and $.11 for the comparable nine months of 2004 and 2003, respectively. The increase in net income is associated with higher sales, lower cost as a % of sales, and continued control of overhead and general and administrative expenses.

New orders for the third quarter and year-to-date 2004 totaled $5,158,000 and $15,456,000, respectively, compared to $2,752,000 and $8,346,000 for the comparable periods of 2003.

Backlog totaled $7,809,000 on August 28, 2004 compared to $4,203,000 as of August 30, 2003 and $5,594,000 on November 30, 2003.

Total assets increased $1,194,000 to $9,468,000 as of August 28, 2004 from $8,274,000 as of November 30, 2003 with an increase in cash and short-term investments of $244,000, inventory increase of $648,000, accounts receivable increase of $320,000, increase in prepaid expense of $14,000, and a decrease in net property, plant, and equipment of $32,000.

Accounts receivable, net totaled $2,197,000 as of August 28, 2004 and represents an increase of $320,000 since November 30, 2003, due to increased sales.

Inventories totaled $2,437,000 at the end of the third quarter 2004 compared to $1,789,000 on November 30, 2003, an increase of $648,000. Raw materials inventories increased $549,000 since November 30, 2003, while work-in-process inventories increased $99,000. The increase in raw materials is attributable to the purchase and receipt of long lead-time material which was funded by the customer, and an increase of piece parts to support the higher sales volume.

Current liabilities totaled $1,316,000 on August 28, 2004 representing an increase of $387,000 from November 30, 2003; primarily associated with an increase in accounts payable of $239,000 due to increased materials purchases to support the higher sales volume, an increase of $31,000 in accrued payroll, a reduction of $55,000 in provision for income taxes, an increase in other accrued liabilities of $163,000 based on higher reserves associated with advance payments from customers, and an increase of $10,000 accrued professional fees.

Shareholders' equity increased $807,000 in the first nine months of 2004. Earnings per share for the nine month period totaled $.36 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of August 28, 2004 totaled $3,393,000 compared to $3,149,000 on November 30, 2003, an increase of $244,000.

As of August 28, 2004 cash flows from operating activities were $505,000 compared to $707,000 as of August 30, 2003.

Capital expenditures through the third quarter of 2004 totaled $132,000 compared to $115,000 as of August 30,2003. These purchases were financed internally with the Company's cash.

A special cash dividend of $129,000 was paid on February 13, 2004 to all shareholders of record.

During fiscal 2004, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios and management personnel requirements. The Company has not borrowed against the line of credit to date.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook
-------

New orders for the third quarter and year-to-date 2004 totaled $5,158,000 and $15,456,000, respectively, compared to $2,752,000 and $8,346,000 for the comparable periods of 2003. The Company's major new orders received in the third quarter of 2004 were for custom design assemblies and microcircuits for industrial applications, custom and new products for military and space applications and standard optoelectronics products sold through distribution channels. Orders in the fourth quarter are not expected to keep pace with orders in the prior three (3) quarters.

Backlog totaled $7,809,000 on August 28, 2004 compared to $4,203,000 as of August 30, 2003 and $5,594,000 on November 30, 2003. The majority of the backlog is shippable in the next twelve (12) months and represents a good mix of the company's products and technologies with 17% in the commercial market, 54% in the military market, and 29% in the space market.


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

     As of August 28, 2004,  the Company  carried out an  evaluation,  under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly SEC filings.

(b)  Changes in internal controls.

     Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material current or pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  31.1   Certification  of  Connie  Wood,   Presiedent  and  CEO
                  (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

                  31.2 Certification of Patrick Cefalu, CFO (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

                  32.1   Certification   of  Connie  Wood,   President  and  CEO
                  (Principal Executive Officer), Pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Patrick Cefalu, CFO (Principal Financial
                  Officer),   Pursuant   to  18  U.S.C.   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.

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

                            MICROPAC INDUSTRIES, INC.



October 11 , 2004                                         /s/ Connie Wood
-----------------                                        -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


October 11  , 2004                                        /s/ Patrick Cefalu
------------------                                       -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer