Form 10KSB
period 2004-11-30
MICROPAC INDUSTRIES INC
filed 2005-01-31
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 2004


(_) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

              Revenues for its most recent fiscal year: $15,356,000

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock, as of a specified date within the past 60 days, is not determined due to non-activity on the market over the last 5 years.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2004.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 559 shareholders on November 30, 2004.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 52% in fiscal 2003; standard components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 48% for fiscal 2003.

In 2004, the Company's investment in technology through research and development, which was expensed, totaled approximately $438,000 ($303,000 in 2003). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.


SALES, MARKETING AND DISTRIBUTION
---------------------------------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 25% of the sales for fiscal year 2004 (17% in 2003) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. This customer accounted for 22% of international sales, and a contract manufacturer in China accounted for 41% of international sales.


CUSTOMERS
---------

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 64% of the Company's fiscal net sales in 2004 compared to 62% in 2003.

During 2004, two customers accounted for 8% and 10% of the Company's sales compared to 11% and 7% for the year ended November 30, 2003.

BACKLOG
-------

At November 30, 2004, the Company had a backlog of unfilled orders totaling approximately $9,292,000 compared to approximately $3,799,000 at November 30, 2003. The Company expects to complete and ship most of its November 30, 2004 backlog during fiscal 2005.


EMPLOYEES
---------

At November 30, 2004, the Company had 121 full-time employees (compared to 112 at November 30, 2003), of which 28 were executive and managerial employees, 24 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 49 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

RISK FACTORS
------------

Pricing Pressures. The Company continues to experience pricing pressures from some of its original equipment manufacturer (OEM) customers. In some cases, the Company sells product under agreements with OEMs that require the Company, at regular intervals, to review the pricing structure for possible reduction in selling price for future orders. This requires the Company to improve its productivity and to request similar price reduction from its supplier chain. If one or both of the approaches by the Company does not succeed, product gross margins will decrease affecting the Company's net earnings.

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

COMPETITION
-----------

The Company competes with two or more companies with respect to each of its major products. Some of these competitors are larger and have greater capital resources than the Company. Management believes the Company's competitive position is favorable; however, no assurance can be given that the Company can compete successfully in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2004.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2004, there were approximately 559 shareholders of record of the Company's common stock. No prices have been presented since there is no established public trading market for the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment will be paid to shareholders on or about February 8, 2005.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Nicholas Nadolsky, former Chairman of the Board and Chief Executive Officer ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880. These shares were subsequently retired.


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

The Company realized $908,000 net in cash flows from operations in 2004. Cash influx came primarily from the combination of net income totaling $1,408,000; recovery of depreciation totaling $222,000, increase of accrued compensation of $249,000, increase in other accrued liabilities of $272,000, increase in accounts payable of $79,000, and an increase in tax liabilities of $196,000. Cash was used to increase inventory $911,000, accounts receivables increased by $449,000, deferred tax benefit increased $139,000 and an increase in prepaid expense of $19,000. Inventories increased due to the purchase of long lead items for shipments within the first half of 2005. Day's sales in accounts receivables totaled approximately 53.0 days as of November 30, 2004, compared to 52.0 days at November 30, 2003.

The Company used $182,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2004 compared to $181,000 in 2003.

As of November 30, 2004, the Company had $1,239,000 in cash and cash equivalents and $2,507,000 in short term investments compared to $2,337,000 in cash and cash equivalents and $812,000 in short term investments on November 30, 2003.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment will be paid to shareholders on or about February 8, 2005.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Nicholas Nadolsky, former Chairman of the Board and Chief Executive Officer ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880. These shares were subsequently retired.

Company management believes it will meet its 2005 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2004.



Results of Operations 2004 vs. 2003

                                      Three Months Ended     Twelve Months Ended
                                      11/30/04   11/30/03    11/30/04   11/30/03

Net Sales                               100.0%     100.0%      100.0%     100.0%

Cost of sales                            57.1%      67.6%       65.0%      69.8%
R & D                                     5.3%       2.4%        2.9%       2.4%
S, G, & A                                18.7%      17.4%       17.6%      20.7%
  Total Cost & Exp                       81.1%      87.4%       85.5%      92.9%

Operating Income                         18.9%      12.6%       14.5%       7.1%

Interest Income                           0.3%       0.3%        0.2%       0.4%

Income Before Income Taxes               19.2%      12.3%       14.7%       7.5%

Provision for taxes                       7.2%       3.8%        5.6%       2.6%

Net Income                               12.0%       8.5%        9.1%       4.9%

Sales in 2004 were approximately $15,356,000, an increase of 22.9% or $2,866,000 compared to 2003 sales. The increase in sales is primarily attributable to improved business conditions in the company's major market segments, combined with the introduction of new products. New orders for fiscal year 2004 totaled $20,946,000 compared to $11,191,000 for fiscal 2003. The increase in new orders is attributable to increased funding on certain military programs, combined with higher demand for some of the Company's standard products sold through distribution channels, and increased penetration in the medical and industrial markets. The Company's backlog as of November 30, 2004, was approximately $9,292,000, compared to approximately $3,799,000 on November 30, 2003.

Custom-designed components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 52% in fiscal 2003; standard components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 48% for fiscal 2003.

Approximately 25% of the sales for fiscal year 2004 (17% in 2003) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in

Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. This customer accounted for 22% of international sales, and a contract manufacturer in China accounted for 41% of international sales.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 64% of the Company's fiscal net sales in 2004 compared to 62% in 2003.

During 2004, two customers accounted for 8% and 10% of the Company's sales compared to 11% and 7% for the year ended November 30, 2003.

Sales for 2004 compared to 2003 increased 16% in the commercial market, 22% in the military market, and 50% in the space market.

Cost of sales, as a percentage of net sales, was 65.0% in 2004 compared to 69.8% in 2003. The cost of goods sold decrease of 4.8% is attributable to stable operating expense on higher sales volume; changes in product mix, and yield improvements on certain products. In actual dollars cost of sales increased $1,253,000 for 2004, versus 2003. Cost of sales decreased $84,000 in the fourth quarter of 2004, compared to the same period of 2003.

Expenses for research and development totaled $438,000 in 2004 compared to $303,000 in 2003. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, high-temperature couplers, detectors, hall-effect devices; and enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses totaled 17.6% of net sales in 2004, compared to 20.7% in 2003, based on higher sales. In dollars expensed, selling, general and administrative expenses totaled $2,709,000 in 2004 compared to $2,581,000 in 2003, an increase of $128,000, attributable to higher commissions on increased sales and increased selling expense.

Interest income for fiscal 2004 totaled $32,000 compared to $50,000 for fiscal 2003. The decrease is related to lower interest rates on the Company's investments.

Income before taxes for fiscal 2004 was approximately $2,265,000 or 14.7% of net sales, compared to $933,000 or 7.5% of net sales in fiscal 2003. Net income after taxes totaled approximately $1,408,000 or $.55 per share in 2004 versus 2003 net earnings of $611,000 or $.21 per share. Net income after taxes in 2004 increased $797,000 compared to 2003.


New Accounting Standards
------------------------

None

Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 12 through 21 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.

          12             Report of Independent Registered Public Accounting Firm

          13             Balance Sheets as of
                         November 30, 2004 and 2003

          14             Statements of Income for the years ended
                         November 30, 2004 and 2003

          15 Statements of Shareholders' Equity for the years ended November 30, 2004 and 2003

          16 Statements of Cash Flows for the years ended November 30, 2004 and 2003

         17-21 Notes to Financial Statements for the years ended November 30, 2004 and 2003

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III


Item 9. Directors & Executive Officers of The Registrant
--------------------------------------------------------

Information related to the Company's Directors and Executive Officers is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about March 4, 2005. The information in the proxy is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers." The proxy statement will be filed with the Securities and Exchange Commission on or about January 31, 2005, and such information is incorporated by reference.


Item 10. Executive Compensation
-------------------------------

Information related to executive compensation is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about March 4, 2005. The information in the proxy is set forth under the heading "Executive Compensation." The proxy statement will be filed with the Securities and Exchange Commission on or about January 31, 2005, and such information is incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

Information related to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about March 4, 2005.

The information in the proxy is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed with the Securities and Exchange Commission on or about January 31, 2005, and such information is incorporated by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Information relating to the business relationships and related transactions with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held on or about March 4, 2005. The proxy statement will be filed with the Securities and Exchange Commission on or about January 31, 2005, and such information is incorporated by reference.


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

         (b)      Form 8K -


                  On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment will be paid to shareholders on or about February 8, 2005.

                  On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

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


ITEM 14. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

                  As of October 30, 2004, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         (b)      Changes in internal controls.

                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MICROPAC INDUSTRIES, INC.



                                           By:
                                                 -------------------------------
                                                 Connie Wood, President
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)


                                           By:
                                                 -------------------------------
                                                 Patrick Cefalu, CFO and
                                                 Principal Accounting Officer

Dated:  01/31/2005



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 01/31/2005



Connie Wood, Director                             H. Kent Hearn, Director
------------------------------                    ------------------------------


James K. Murphey, Director                        Heinz-Werner Hempel, Director
------------------------------                    ------------------------------


Nicholas Nadolsky, Director
------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2004 and 2003, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                                          KPMG LLP

Dallas, Texas,
January 20, 200




                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF NOVEMBER 30, 2004 AND 2003
                        --------------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                                   2004        2003
                                 ------                                --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                          $  1,239    $  2,337
    Short-term investments                                                2,507         812
    Receivables, net of allowance for doubtful accounts
        of  $121 for 2004 and $89 for 2003                                2,326       1,877
    Inventories
        Raw materials and supplies                                        1,354         692
        Work-in-process                                                   1,346       1,097
                                                                       --------    --------
                  Total inventories                                       2,700       1,789

    Deferred income taxes                                                   528         386
      Prepaid expenses and other assets                                      90          71
                                                                       --------    --------
                  Total current assets                                    9,390       7,272

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                     80          80
    Buildings                                                               498         498
    Facility improvements                                                   796         797
    Machinery and equipment                                               5,200       5,027
    Furniture and fixtures                                                  479         489
                                                                       --------    --------
        Total property, plant, and equipment                              7,053       6,891
    Less- accumulated depreciation                                       (6,091)     (5,889)
                                                                       --------    --------
        Net property, plant, and equipment                                  962       1,002
                                                                       --------    --------


                  Total assets                                         $ 10,352    $  8,274
                                                                       ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                   $    387    $    308
    Accrued compensation                                                    488         239
    Accrued professional fees                                                11          23
    Income taxes payable                                                    306         110
    Property taxes                                                           66          65
    Commissions payable                                                      46          48
    Deferred revenue                                                        404         115
    Other accrued liabilities                                                17          21
                                                                       --------    --------
                  Total current liabilities                               1,725         929

DEFERRED INCOME TAXES                                                        72          69
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares
         3,078,315 issued 2,578,315 outstanding at November 30, 2004
         and November 30, 2003                                              308         308
    Paid-in capital                                                         885         885
    Treasury stock, at cost, 500,000 shares                              (1,250)     (1,250)
    Retained earnings                                                     8,612       7,333
                                                                       --------    --------
                  Total shareholders' equity                              8,555       7,276
                                                                       --------    --------
                  Total liabilities and shareholders' equity           $ 10,352    $  8,274
                                                                       ========    ========

                See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003
                 ----------------------------------------------
                    (Dollars in thousands except share data)



                                                               2004           2003
                                                           -----------    -----------

NET SALES                                                  $    15,356    $    12,490

COSTS AND EXPENSES:
Cost of sales                                                    9,976          8,723
Research and development                                           438            303
Selling, general, and administrative expenses                    2,709
                                                           -----------    -----------
                                                                                2,581

                  Total costs and expenses                      13,123         11,607
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                2,233            883

Interest income                                                     32             50
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       2,265            933

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        996            387
    Deferred                                                      (139)           (65)
                                                           -----------    -----------

          Total provision for current and deferred taxes           857            322
                                                           -----------    -----------

NET INCOME                                                 $     1,408    $       611
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .55    $       .21
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,578,315      2,944,206
                                                           ===========    ===========




                See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003
                 ----------------------------------------------
                             (Dollars in thousands)



                               Common    Paid-in   Treasury   Retained
                                Stock    Capital     Stock    Earnings    Total
                              -------    -------   -------    -------    -------


BALANCE, November 30, 2002   $   363    $   885   $(1,250)   $ 8,450    $ 8,448

    Common stock repurchase      (55)      --        --       (1,416)    (1,471)
   Dividend                     --         --        --         (312)      (312)
    Net income                  --         --        --          611        611
                             -------    -------   -------    -------    -------

BALANCE, November 30, 2003       308        885    (1,250)     7,333      7,276
                             -------    -------   -------    -------    -------

    Dividend                    --         --        --         (129)      (129)
    Net income                  --         --        --        1,408      1,408
                             -------    -------   -------    -------    -------

BALANCE, November 30, 2004   $   308    $   885   $(1,250)   $ 8,612    $ 8,555
                             =======    =======   =======    =======    =======











                See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                           2004       2003
                                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 1,408    $   611
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                    222        230
           Deferred tax benefit                                            (139)       (65)
Changes in certain current assets and liabilities-
               Increase in receivables, net                                (449)       (76)
              (Increase)  decrease in inventories                          (911)       511
               Increase in prepaid expenses and other assets                (19)       (15)
               Increase (decrease) in accounts payable                       79       (193)
               Increase (decrease) in accrued compensation                  249        (17)
               Increase in income taxes payable                             196          1
               Increase (decrease) in all other accrued liabilities         272        (10)
                                                                        -------    -------

                  Net cash provided by operating activities                 908        977

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of Investments                                       (1,695)    (1,400)
Sale of Investments                                                        --        3,428
           Additions to property, plant, and equipment                     (182)      (181)
                                                                        -------    -------
                  Net cash (used in) provided by investing activities    (1,877)     1,847


CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchase                                                --       (1,471)
     Dividends paid                                                        (129)      (312)
                                                                        -------    -------

                  Net cash used in financing activities                    (129)    (1,783)
                                                                        -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,098)     1,041

CASH AND CASH EQUIVALENTS, beginning of year                              2,337      1,296
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, end of year                                  $ 1,239    $ 2,337
                                                                        =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received             $   803    $   386
                                                                        =======    =======





                See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           NOVEMBER 30, 2004 AND 2003
                           --------------------------



1.       BUSINESS DESCRIPTION:
------------------------------

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently. Product returns and warranties are accrued for when returned by the customer.

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2004 and 2003. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and positive intent to hold to maturity. All held-to maturity securities mature within one year.

Inventories
-----------

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company provides an allowance for obsolete and overstocked inventory.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

     Buildings................................................................15
     Facility improvements..................................................8-15
     Machinery and equipment................................................5-10
     Furniture and fixtures..................................................5-8

The Company assesses long-lived assets for impairment under Financial Accounting Standards board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down to market value or discounted cash flow value is required. The Company adopted SFAS 144 on December 1, 2003. The adoption of SFAS 144 did not affect the Company's financial statements.

Repairs and maintenance are charged against income when incurred. Improvements, which extend the useful life of property, plant, and equipment are capitalized.

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

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2004 and 2003, the Company had no dilutive potential common stock.

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


3.       NOTES PAYABLE TO BANKS:
--------------------------------

During fiscal 2004, the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the bank's prime rate less 1/4%. The line of credit expires on June 7, 2005. The Company has not utilized any portion of the available facility. The line of credit requires that the Company maintain certain financial ratios. The Company was in compliance with these covenants during the 2004 fiscal year.

4.       RELATED PARTIES:
-------------------------

The Company leases a building from the Company's Chairman of the Board. A lease was signed on July 1, 1999, for a term of five (5) years and renewed in April 2004 for three (3) years under similar terms and conditions as the prior lease. Amounts paid under the lease agreement approximated $39,000 in 2004 and 2003.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2003, the Company's Board of Directors approved the formation of an audit committee composed of the five (5) members of the Board. It is possible that the members of the audit committee may resign from the committee if future Securities and Exchange Commission rules establish a criteria that such individuals are not independent due to their relationships with the Company. The Board of Directors held eight (8) board meetings during the year ended November 30, 2004. Directors receive a fee of $500.00 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2004. Members of the Audit Committee received a fee of $500.00 for each meeting.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the approximate fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880. These shares were subsequently retired.


5.       PRODUCT WARRANTIES:
----------------------------

The Company records a reserve for product warranties based on known instances of defects upon customer notification. The activity in the product liability account is as follows:

        Balance, November 30, 2003          $           0
        Expense for repaired product        $      33,600
        Product warranty accruals           $      33,600
        Balance, November 30, 2004          $           0


6.       LEASE COMMITMENTS:
---------------------------

Rent expenses for the years ended November 30, 2004 and 2003, was approximately $45,000 and $42,000 respectively per year.

The Company's future minimum lease payments under non-cancelable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

     2005                                       $  40,000
     2006                                       $  40,000
     2007                                       $  20,000
                                                ---------
                               Total            $ 100,000


7.       EMPLOYEE BENEFITS:
---------------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $131,000 in 2004 and $138,000 in 2003. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.       NEW ACCOUNTING STANDARDS
---------------------------------

None

9.       INCOME TAXES:
----------------------

The income tax provision consisted of the following for the years ended November 30:

                                                            2004         2003
                                                         ---------    ---------
Current Provision
    Federal                                              $ 854,000    $ 319,000
    State                                                  142,000       68,000
                                                         ---------    ---------
                                                           996,000      387,000
Deferred Benefit
    Federal                                               (139,000)     (65,000)
                                                         ---------    ---------

             Total                                       $ 857,000    $ 322,000
                                                         =========    =========



The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                             2004        2003
                                                          ---------   ---------
Tax at 34% statutory rate                                 $ 770,000   $ 317,000
State income taxes, net of federal benefit                   82,000      45,000
Adjustment to prior year estimates                            5,000     (40,000)
                                                          ---------   ---------


         Income tax provision                             $ 857,000   $ 322,000
                                                          =========   =========

The components and changes in deferred tax assets and liabilities were as follows:

                                                            November   November
                                                            30, 2004   30, 2003
                                                            --------   --------
Current Deferred Taxes -
     Allowance for doubtful accounts                        $ 45,000   $ 33,000
     Inventory                                               280,000    267,000
     Accrued liabilities and other                           203,000     86,000
                                                            --------   --------
         Net current deferred tax asset                     $528,000   $386,000
                                                            --------   --------

Non-current Deferred Taxes Liability
     Depreciation and other                                 $ 72,000   $ 69,000
                                                            --------   --------

         Net deferred taxes                                 $456,000   $317,000
                                                            ========   ========


10.      SIGNIFICANT CUSTOMER INFORMATION:
------------------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 64% of total sales in 2004 and 62% of total sales in 2003. During 2004, two customers accounted for 8% and 10% of the Company's sales compared to 11% and 7% for the year ended November 30, 2003.

11.      SHAREHOLDERS' EQUITY:
------------------------------

On November 30, 2004, there were approximately 559 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. This dividend was paid to the Company's shareholders on February 13, 2004.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated February 5, 2001, between the Company and Mr. Nadolsky ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the fair value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880. These shares were subsequently retired.

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2004, there were 500,000 options available to be granted; however, no options had been granted at year-end.


12.      SUBSEQUENT EVENTS
--------------------------

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment will be paid to shareholders on or about February 8, 2005.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2004


                                NICHOLAS NADOLSKY
                              Chairman of the Board
                            Micropac Industries, Inc

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