Form 10QSB
period 2005-02-26
MICROPAC INDUSTRIES INC
filed 2005-04-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 26, 2005


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


Yes   X
   ------
No
   ------



On February 26, 2005, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 26, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1 -  FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three months ended February 26, 2005 and February 28, 2004
                    Condensed Balance Sheets as of February 26, 2005 and November 30, 2004
                    Condensed Statements of Cash Flows for the three months ended February 26, 2005 and February 28, 2004
                    Notes to Financial Statements

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



SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                        Statement of Income
                                                       For three months ended
                                                       2/26/05        2/28/04
                                                     -----------    -----------

NET SALES                                            $     4,313          3,510

COST AND EXPENSES:

    Cost of Goods Sold                                    (2,651)        (2,396)

    Research and development                                (116)           (43)

    Selling, general & administrative expenses              (758)          (642)
                                                     -----------    -----------

                 Total cost and expenses                  (3,525)        (3,081)


OPERATING INCOME BEFORE INTEREST                             788            429
           AND INCOME TAXES

    Interest income                                           15              3
                                                     -----------    -----------

INCOME BEFORE TAXES                                          803            432

    Provision for taxes                                     (305)          (164)
                                                     -----------    -----------

NET INCOME                                           $       498            268
                                                     ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED              $      0.19           0.10

DIVIDENDS PER SHARE                                  $      0.12           0.05

WEIGHTED AVERAGE NUMBER OF SHARES, Basic
and diluted                                            2,578,315      2,578,315



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                            2/26/05      11/30/04
                                                                        ----------    ----------
   Cash and cash equivalents                                            $    1,943         1,239
   Short term investments                                                    1,912         2,507
   Receivables, net of allowance for doubtful accounts of $122 on            2,601         2,326
      February 26, 2005 and $121 on November 30, 2004
   Inventories:
      Raw materials                                                          1,361         1,354
      Work-in process                                                        1,378         1,346
                                                                        ----------    ----------
   Total Inventories                                                         2,739         2,700

   Prepaid expenses and other current assets                                    55            90
   Deferred income tax                                                         528           528
                                                                        ----------    ----------
                   Total current assets                                      9,778         9,390
                                                                        ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                         80            80
   Buildings                                                                   498           498
   Facility improvements                                                       796           796
   Machinery and equipment                                                   5,266         5,200
   Furniture and fixtures                                                      481           479
                                                                        ----------    ----------
                   Total property, plant, and equipment                      7,121         7,053
       Less accumulated depreciation                                        (6,148)       (6,091)
                                                                        ----------    ----------
                    Net property, plant, and equipment                         973           962

                                    Total assets                        $   10,751        10,352
                                                                        ==========    ==========


                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $      592           387
   Accrued compensation                                                        217           488
   Other accrued liabilities                                                    99           140
      Deferred revenue                                                         545           404
   Income taxes payable                                                        482           306
                                                                        ----------    ----------
                   Total current liabilities                                 1,935         1,725
                                                                        ----------    ----------

DEFERRED INCOME TAXES                                                           72            72

SHAREHOLDERS' EQUITY
   Common stock, ($.10 par value), authorized 10,000,000 shares,               308           308
      3,078,315 issued 2,578,315 outstanding at February 26, 2005 and
      November 30, 2004
   Paid-in capital                                                             885           885
     Treasury stock, 500,000 shares, at cost                                (1,250)       (1,250)
   Retained earnings                                                         8,801         8,612
                                                                        ----------    ----------

                   Total shareholders' equity                                8,744         8,555
                                                                        ----------    ----------

                   Total liabilities and shareholders' equity           $   10,751        10,352
                                                                        ==========    ==========

These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          2/26/05      2/28/04
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $     498          268
   Adjustments to reconcile net income to:
       Cash from operating activities:
           Depreciation and amortization                                        57           54
       Changes in current assets and liabilities:
           Accounts receivable                                                (275)        (243)
           Inventories                                                         (39)        (160)
           Prepaid expenses and other current assets                            35           16
           Deferred revenue                                                    141          185
           Accounts payable                                                    205          249
           Accrued compensation                                               (271)         (50)
           Other accrued liabilities                                           (41)         (70)
           Income taxes payable                                                176          117
                                                                         ---------    ---------

                   Net cash provided by operating activities                   486          366

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in investments                                                      595         (589)
   Additions to property, plant and equipment                                  (68)          (9)
                                                                         ---------    ---------

                   Net cash (used in) provided by investing activities         527         (598)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividend                                                              (309)        (129)
                                                                         ---------    ---------

                   Net cash (used in) financing activities                    (309)        (129)
                                                                         ---------    ---------

Net change in cash and cash equivalents                                        704         (361)

Cash and Cash Equivalents at beginning of period                             1,239        2,337
                                                                         ---------    ---------

Cash and Cash Equivalents at end of period                                   1,943        1,976
                                                                         =========    =========
Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                         $     125           47
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 26, 2005 and the cash flows and the results of operations for the three months ended February 26, 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 3

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend was paid to shareholders on February 8, 2005.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. This dividend was paid to the Company's shareholders on February 13, 2004.


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of February 26, 2005 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

During fiscal 2004 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 26, 2005 and February 28, 2004, the Company had no dilutive potential common stock.

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

Business
--------

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

Results of Operations
---------------------

                                                           Three months ended
                                                         2/26/2005     2/28/2004
                                                        ----------    ----------
NET SALES                                                   100.00%      100.00%
COST AND EXPENSES

    Cost of sales                                           61.50%        68.30%

    Research and development                                 2.70%         1.20%
    Selling, general and administrative                     17.50%        18.30%
                                                        ----------    ----------

               Total cost and expenses                      81.70%        87.80%

OPERATING INCOME BEFORE INTEREST                            18.30%        12.20%
     AND INCOME TAXES

    Interest income                                          0.30%         0.10%
                                                        ----------    ----------

INCOME BEFORE TAXES                                         18.60%        12.30%

    Provision for taxes                                      7.10%         4.70%
                                                        ----------    ----------

NET INCOME                                                  11.50%         7.60%


Sales for the first quarter ended February 26, 2005 totaled $4,313,000. Sales for the first quarter increased 22.8% or $803,000 above sales for the same period of 2004, based on an improved shippable backlog. The increase in sales was due to higher demand for certain industrial products sold to customers in the semiconductor market, and increased requirements for some of the Company's standard optoelectronic and solid state relay products for military/aerospace and space programs.

Cost of sales for the first quarter 2005 versus 2004 totaled 61.5% and 68.3% of net sales. Cost of sales dollars increased $255,000 in the first quarter of 2005, compared to 2004 due to increased volume, offset partially by lower material cost associated with product mix changes and lower overhead expenses as a percent of sales in the first quarter, as a result of stable indirect costs on higher sales volume. It is reasonable to expect that the Company's overhead expenses will increase during the balance of the year, based on plans for additional staffing and product mix of the Company's backlog.

Selling, general and administrative expenses for the first quarter of 2005 totaled 17.5%, compared to 18.3% for the same period in 2004. Selling, general and administrative expenses increased $116,000 in the first quarter of 2005, compared to 2004 attributable to higher selling expense associated with the increase in sales.

Net income in the first quarter of 2005 totaled $498,000, compared to $268,000 for the comparable period in 2004. Net income per share totaled $.19 and $.10 for the comparable three months of 2005 and 2004, respectively. The increase in net income is attributable to higher sales and lower operating and general and administrative costs as a percent of sales.

New orders for the first quarter of 2005 totaled $3,946,000 compared to $4,941,000 for the comparable period of 2004. The decrease is attributable to reduced requirements for custom, build to print microcircuits from an industrial customer engaged in semiconductor equipment manufacturing. The decreased demand for these products is part of an inventory reduction program by the customer which is expected to continue into second half of 2005. A decrease in orders for solid state relays and power controllers for the space markets, compared to the first quarter of 2004, further contributed to the lower bookings in the current quarter.

Backlog totaled $8,933,000 on February 26, 2005 compared to $5,229,000 as of February 28, 2004. The majority of the backlog is shippable in the next twelve
(12) months.

Total assets increased $399,000 to $10,751,000 as of February 26, 2005 from $10,352,000 as of November 30, 2004 with an increase in cash and short-term investments of $109,000, accounts receivable increase of $275,000, an increase in net property, plant, and equipment of $11,000 and a decrease in prepaid expenses of $35,000.

Inventories totaled $2,739,000 at the end of the first quarter 2005 compared to $2,700,000 on November 30, 2004, an increase of $39,000. Raw materials inventories including supplies increased $7,000 since November 30, 2004, while work-in-process inventories increased $32,000. The increase in inventory is consistent with the current business level.

Current liabilities totaled $1,935,000 on February 26, 2005 representing an increase of $210,000 from November 30, 2004; primarily associated with an increase in accounts payable of $205,000 due to higher material purchases; an increase of $176,000 in income taxes payable, a decrease in other accrued liabilities of $41,000, an increase in deferred revenue of $141,000 for advance payments from customers. Accrued compensation decreased $271,000 attributable to vacation taken by employees during plant shutdown in December and the payment of bonuses to the Company's employees

Shareholders' equity increased $189,000 in the first three months of 2005 with a net income of $498,000 offset by the dividend payment of $309,000. Earnings per share for the three month period totaled $.19 per share.

Liquidity and Capital Resources

Cash and short-term investments as of February 26, 2005 totaled $3,855,000 compared to $3,746,000 on November 30, 2004 an increase of $109,000. The increase in cash and short-term investments is attributable to $486,000 net cash provided by operations, offset by the payment of a cash dividend of $309,000 and the investment of $68,000 in equipment.

Cash flows from operating activities for the quarter ending February 26, 2005 were $486,000 compared to $366,000 for the quarter ending February 28, 2004.

A special cash dividend of $309,000 was paid on February 8, 2005 to all shareholders of record on January 30, 2005.

During fiscal 2004 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the first quarter totaled $3,946,000 compared to $4,941,000 for the comparable period of 2004. The decrease in new orders in the first quarter is attributable to lower funding releases on military and space programs compared to the same period of 2004, and reduced requirements from a semiconductor equipment manufacturing customer. Backlog totaled $8,933,000 on February 26, 2005 compared to $5,229,000 as of February 28, 2004 and $9,292,000
on November 30, 2004 with a significant amount of the backlog expected to ship in fiscal 2005. The backlog represents a good mix of all the Company's products and technologies including standard and custom microelectronic and optoelectronic components and assemblies, along with contract electronic manufacturing services and includes a wide range of products sold to the industrial, medical, military, aerospace and space markets. Approximately 66% of the Company's backlog is for the military/aerospace market; 19% is for space applications and 15% is for industrial and medical applications.

Based on the current backlog, sales in the second quarter are expected to increase over first quarter 2005, and second quarter 2004. While new orders are expected to increase in the second quarter, compared to the first quarter, we do not expect to match the results of the second quarter of 2004, based on the issues discussed above.

The Company cannot assure that the results of operations for the interim period presented are indicative of total results for the entire year due to fluctuations in customer delivery schedules, or other factors over which the Company has no control.


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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company utilizes silicon photo transistors and light emitting diode components. Fabrication efforts sometimes may not result in the successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,900,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          As of February 26, 2005, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly SEC filings.

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



     (b)  Form 8-K

          On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. This dividend was paid to shareholders on February 8, 2005.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.



April 12, 2005                                            /s/ Connie Wood
--------------                                           -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


April 12, 2005                                            /s/ Patrick Cefalu
--------------                                           -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer