Form 10QSB
period 2005-05-28
MICROPAC INDUSTRIES INC
filed 2005-07-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 28, 2005


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


Yes   X
   -------
No
   -------



On May 28, 2005, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 28, 2005

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and six months ended May 28, 2005 and May 29, 2004
                           Condensed Balance Sheets as of May 28, 2005 and November 30, 2004
                           Condensed Statements of Cash Flows for the six months ended May 28, 2005 and May 29, 2004
                           Notes to Financial Statements

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                       Statement of                   Statement of
                                                        Operations                     Operations
                                                     For three months                 Year-to-date
                                                           ended
                                                  05/28/05       05/29/04       05/28/05       05/29/04
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $     4,690    $     3,659    $     9,003    $     7,169

COST AND EXPENSES:

    Cost of goods sold                                (2,705)        (2,387)        (5,356)        (4,783)

    Research and development                            (175)           (61)          (291)          (104)

    Selling, general & administrative expenses          (814)          (644)        (1,572)        (1,286)
                                                 -----------    -----------    -----------    -----------

             Total cost and expenses                  (3,694)        (3,092)        (7,219)        (6,173)
                                                 -----------    -----------    -----------    -----------

OPERATING INCOME BEFORE INTEREST                         996            567          1,784            996
      AND INCOME TAXES

    Interest income                                       19              7             34             10
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $     1,015    $       574    $     1,818    $     1,006

    Provision for taxes                                 (386)          (218)          (691)          (382)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       629    $       356    $     1,127    $       624
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $       .24    $       .14    $       .44    $       .24

DIVIDENDS PER SHARE                              $         0    $         0    $       .12    $       .05


WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      2,578,315      2,578,315      2,578,315









These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                         5/28/05    11/30/04
                                                                      --------    --------
     Cash and cash equivalents                                        $  1,026    $  1,239
     Short term investments                                              2,221       2,507
     Receivables, net of allowance for doubtful accounts of $122 on      2,994       2,326
         May 28, 2005 and $121 on November 30, 2004
     Inventories:
         Raw materials                                                   1,740       1,354
         Work-in-process                                                 1,390       1,346
                                                                      --------    --------
     Total inventories                                                   3,130       2,700
     Prepaid expenses and other current assets                              67          90
     Deferred income tax                                                   528         528
                                                                      --------    --------
                 Total current assets                                    9,966       9,390
                                                                      --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                   80          80
     Buildings                                                             498         498
     Facility improvements                                                 796         796
     Machinery and equipment                                             5,531       5,200
     Furniture and fixtures                                                481         479
                                                                      --------    --------
                 Total property, plant, and equipment                    7,386       7,053
         Less accumulated depreciation                                  (6,209)     (6,091)
                                                                      --------    --------
                 Net property, plant, and equipment                      1,177         962
                                                                      --------    --------

                 Total assets                                         $ 11,143    $ 10,352
                                                                      ========    ========


                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $    610    $    387
     Accrued compensation                                                  256         488
     Other accrued liabilities                                             154         140
     Deferred revenue                                                      465         404
     Income taxes payable                                                  214         306
                                                                      --------    --------
                 Total current liabilities                               1,699       1,725
                                                                      --------    --------

DEFERRED INCOME TAXES                                                       72          72

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,         308         308
        3,078,315 issued 2,578,315 outstanding at May 28, 2005 and
        November 30, 2004
     Paid-in capital                                                       885         885
       Treasury stock, 500,000 shares, at cost                          (1,250)     (1,250)
     Retained earnings                                                   9,429       8,612
                                                                      --------    --------

                 Total shareholders' equity                              9,372       8,555
                                                                      --------    --------

                 Total liabilities and shareholders' equity           $ 11,143    $ 10,352
                                                                      ========    ========




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                              Six months ended
                                                                           05/28/05      05/29/04
                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    1,127    $      624
Adjustments to reconcile net income to
   cash from operating activities:
       Depreciation and amortization                                             118           108
   Changes in current assets and liabilities:
       Increase in accounts receivable                                          (668)         (399)
       Increase in  inventories                                                 (430)         (307)
       (Increase) decrease in prepaid expenses and other current assets           23           (24)
       Decrease in income taxes, prepaid and deferred                            (92)          (20)
       Increase in accounts payable                                              223           207
       Decrease in accrued compensation                                         (232)          (34)
       Increase in other accrued liabilities and deferred revenue                 75           115
                                                                          ----------    ----------
          Net cash provided by operating activities                              144           270
                                                                          ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) decrease in investments                                        286        (1,592)
       Additions to property, plant and equipment                               (333)          (61)
                                                                          ----------    ----------
          Net cash used in investing activities                                  (47)       (1,653)
                                                                          ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Cash dividend                                                            (310)         (129)
                                                                          ----------    ----------
          Net cash used in financing activities                                 (310)         (129)
                                                                          ----------    ----------
          Net change in cash and cash equivalents                               (213)       (1,512)

Cash and cash equivalents at beginning of period                               1,239         2,337
                                                                          ----------    ----------

Cash and cash equivalents at end of period                                $    1,026    $      825
                                                                          ==========    ==========
Supplemental Cash Flow Disclosure:
         Cash paid for income taxes                                       $      783    $      405
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 28, 2005 and the cash flows and the results of operations for the three and six months ended May 28, 2005 and May 29, 2004. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of May 28, 2005 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

On June 1, 2005 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the six months ended May 28, 2005 and May 29, 2004, the Company had no dilutive potential common stock.


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

Results of Operations

                                                   Three months ended           Year to Date
                                                 5/28/2005    5/29/2004    5/28/2005    5/29/2004
                                                 ---------    ---------    ---------    ---------
NET SALES                                           100.00%      100.00%      100.00%      100.00%

COST AND EXPENSES:
    Cost of Goods Sold                               57.68%       65.24%       59.49%       66.72%
    Research and development                          3.72%        1.66%        3.23%        1.45%
    Selling, general & administrative expenses       17.36%       17.60%       17.46%       17.94%

                    Total                            78.76%       84.50%       80.18%       86.11%
cost and expenses

OPERATING INCOME BEFORE INTEREST                     21.24%       15.50%       19.82%       13.89%
    AND INCOME TAXES

    Interest income                                   0.40%        0.19%        0.37%        0.14%

INCOME BEFORE TAXES                                  21.64%       15.69%       20.19%       14.03%

    Provision for taxes                               8.23%        5.96%        7.67%        5.33%

NET INCOME                                           13.41%        9.73%       12.52%        8.70%


Sales for the second quarter and first six months ended May 28, 2005 totaled $4,690,000 and $9,003,000, respectively. Sales for the second quarter increased 28.2% or $1,031,000 above sales for the same period of 2004, while sales for the first six months of 2005 increased 25.6% or $1,834,000 above the first six months of 2004 with increases for the first six months of 2005 compared to 2004. Sales increased 6% in the commercial market, 36% in the military market, and 53% in the space market for the six months ending May 28, 2005. The increase in sales is primarily attributable to improved business conditions in the Company's major market segments. Increased sales from the introduction of new solid state power controller products and standard solid state relays, combined with new custom optoelectronic assemblies and increased requirements for standard optocouplers have improved the Company's performance in the first six months of 2005.

Cost of goods sold for the second quarter 2005 versus 2004 totaled 57.68% and 65.24% of net sales, respectively, while cost of goods sold for the six months of the comparable period totaled 59.49% and 66.72%, respectively. The cost of goods sold decrease as a percentage of net sales of 7.23% is attributable to higher sales volume, changes in product mix, yield improvements on certain standard optocelectronic products, combined with stable fixed cost. As a percent of sales, material cost decreased 1.9%, overhead cost decreased 4.4%, labor cost increased .9%, and cost for obsolescence and reserves decreased 1.9%.

Selling, general and administrative expenses for the second quarter and first six months of 2005 totaled 17.36% and 17.46% of net sales, respectively, compared to 17.60% and 17.94% for the same period in 2004. In actual dollars expensed, selling, general and administrative expenses increased $170,000 in the second quarter of 2005, compared to 2004, and increased $286,000 for the first six months of 2005, versus 2004, attributable to increased commission on higher sales volume, increased travel expenses, and higher audit and internal audit cost associated with Sarbanes-Oxley and 404 compliance.

Net income for the second quarter and year to date 2005 totaled $629,000 and $1,127,000, respectively, compared to $356,000 and $624,000 for the comparable periods in 2004. Net income per share totaled $.44 and $.24 for the comparable six months of 2005 and 2004, respectively. The increase in net income is associated with higher sales, lower cost as a percent of sales, and continued control of overhead and general and administrative expenses.

Total assets increased $791,000 to $11,143,000 as of May 28, 2005 from $10,352,000 as of November 30, 2004 with a decrease in cash and short-term investments of $499,000, inventory increase of $430,000, accounts receivable increase of $668,000, decrease in prepaid expense of $23,000, and an increase in net property, plant, and equipment of $215,000.

Accounts receivable, net totaled $2,994,000 as of May 28, 2005 and represents an increase of $668,000 since November 30, 2004, due to increased sales.

Inventories totaled $3,130,000 at the end of the second quarter 2005 compared to $2,700,000 on November 30, 2004, an increase of $430,000. Raw materials inventories increased $386,000 since November 30, 2004, while work-in-process inventories increased $44,000. The increase in raw materials is attributable to the purchase and receipt of long lead-time material and an increase of piece parts to support the higher sales volume.

Liabilities totaled $1,771,000 on May 28, 2005 representing a decrease of $26,000 from November 30, 2004; primarily associated with an increase in accounts payable of $223,000 due to increased materials purchases to support the higher sales volume, a decrease of $232,000 in accrued payroll, a reduction of $92,000 in provision for income taxes, an increase in deferred revenue of $61,000 based on higher reserves associated with advance payments from customers, and an increase of $14,000 in other accrued liabilities.

Shareholders' equity increased $817,000 in the first six months of 2005. Earnings per share for the six month period totaled $.44 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of May 28, 2005 totaled $3,247,000 compared to $3,746,000 on November 30, 2004, a decrease of $499,000. Cash flow from operations was $144,000 for the first six months offset by a cash dividend of $310,000 and $333,000 invested in automated production and test equipment.

As of May 28, 2005 cash flows from operating activities were $144,000 compared to $270,000 as of May 29, 2004.

Capital expenditures through the second quarter of 2005 totaled $333,000 compared to $61,000 as of May 29,2004. These purchases were financed internally with the Company's cash, and included automated production and test equipment.

A special cash dividend of $310,000 was paid on February 8, 2005 to all shareholders of record.

On June 1, 2005 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook
-------

New orders for the second quarter and year-to-date 2005 totaled $5,198,000 and $9,148,000, respectively, compared to $5,339,000 and $10,277,000 for the comparable periods of 2004 or a decrease of 2.6% and 11.0% respectively. The major decrease was in reduced customer nonrecurring engineering funding releases of approximately $500,000 compared to the same period in 2004 and a reduction of $2,400,000 in new orders from one customer in the industrial semiconductor business offset by new orders of $1,200,000 for a new custom optoelectronic assembly for an existing customer and $400,000 from one medical device company. The Company's major new orders received in the second quarter of 2005 were for custom design assemblies and microcircuits for industrial applications, custom and new standard products for military and space applications and standard optoelectronics products sold through distribution channels.

Backlog totaled $9,422,000 on May 28, 2005 compared to $6,910,000 as of May 29, 2004 and $9,292,000 on November 30, 2004. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 11% in the commercial market, 67% in the military market, and 22% in the space market.


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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,800,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of May 28, 2005 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

(b)  Changes in internal controls.

     There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



                            MICROPAC INDUSTRIES, INC.



July 12, 2005                                             /s/ Connie Wood
-------------                                            -----------------------
Date                                                     Connie Wood
                                                         Chief Executive Officer


July 12, 2005                                             /s/ Patrick Cefalu
-------------                                            -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer