Form 10KSB/A
period 2004-11-30
MICROPAC INDUSTRIES INC
filed 2005-08-23
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                  First Amended
                                  Form 10-KSB/A
                              Dated August 22, 2005


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
GARLAND, TEXAS                                                   (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

  Title of each class                  Name of each exchange on which registered

--------------------------                   --------------------------

--------------------------                   --------------------------



          Securities to be registered under Section 12 (g) of the Act:

                           COMMON STOCK $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for its most recent fiscal year:  $15,356,000


Based on approximately 22,544 shares publicly traded during November 2004, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2004 was approximately $2,660,000. Due to the low reported trading volume of the Company shares, the Company disclaims any representation that this amount represents the market value of the Company's common stock. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2004.

                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated January 28, 2005 for the Annual Meeting of Shareholders to be held on March 4, 2005 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                EXPLANATORY NOTE


Micropac Industries, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2004 (which was filed with the Securities and Exchange Commission on January 31, 2005) to expand disclosures, add items that were incorporated by reference, and add exhibits. No changes have been made to the Company's consolidated balance sheets and statements of operations, stockholders' equity and cash flows.


For convenience and ease of reference, we are filing the amended 2004 Annual Report in its entirety. This Amendment No. 1 does not reflect events occurring after the original filing of the 2004 Annual Report.


                                     PART I

Item 1. Description of Business
-------------------------------

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

The Company's facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level); MIL-PRF-19500 JANS (space level), MIL-PRF-28750 (class K space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is certified to AS9100-Aerospace Industry standard for supplier certification.

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

Micropac Industries, Inc. provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The Company's core technology is the packaging and interconnect of miniature electronic components, utilizing thick film and thin film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon
phototransistors   used  in  the  Company's   optoelectronic   components,   and
assemblies. The Company's basic products and technologies include:
     Custom design hybrid microelectronic circuits
     Solid state relays and power controllers
     Custom optoelectronic assemblies and components
     Optocouplers
     Light-emitting diodes
     Hall-Effect devices
     Displays
     Power operational amplifiers
     Fiber optic components and assemblies
     High temperature (200(0) C) products

Micropac's  products are  primarily  sold to original  equipment  manufacturer's
(OEM) who serve the following major markets:

     Military/Aerospace - aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
     Space - control circuitry, power monitoring and sensing
     Industrial - power control equipment, robotics

     Medical

The  Company  has  no  patents,  licenses,  franchises,   concessions,   royalty
agreements or labor contracts. The Company's trademark "MII" is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the company could result in monetary penalties and denial of export privileges. We are not aware of any violations of export control regulations.

The Company is not currently impacted by export restrictions on sensitive technology. Five (5) of the Company's principal product families require government approval. Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534, MIL-PRF-19500 and MIL-PRF-28750. We expect to maintain these certifications and qualifications; however, the loss of any of these ceritifications would have a significant impact on our business.

Government regulations impose certain controls on chemicals used in electronics and semiconductor manufacturing. Micropac has obtained all the necessary environmental permits, and routinely monitors and reports the wastewater stream results to the local governing agency. Micropac is classified as a small generator of hazardous waste, and the annual cost of complying with the regulations is minimal.

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

The Company introduced new Solid State Power controllers as the next generation of solid state relays with enhanced ruggedness and voltage and current carrying capabilities. Micropac's SSPCs feature both an instantaneous over current trip as well as I^2T which compares power used over time. These devices range from 28VDC to 400VDC and from 5A to 40Amps. The SSPC Product Family is fully capable of being Class K screened per MIL-PRF 38534 and come in a Rad Tolerant version. Micropac strives to provide the greatest power density per package volume and strives to meet the stringent efficiency requirements of customers in today's market.

In addition to the Company's investment in research and development, various customers paid the Company approximately $1,500,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS
---------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 25% of the sales for fiscal year 2004 (17% in 2003) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. This customer, Advanced Energy Industries, Inc., accounted for 22% of international sales, and their contract manufacturer in China, Celestica, accounted for 41% of international sales. During 2004, these two customers accounted for 9% and 10% of the Company's total sales compared to 12% and 7% for the year ended November 30, 2003. Advanced Energy has been a major customer since 1996 and averaged 18% of the Company's sales during this 10 year period from a high of 20% to a low of 14%. The Company has a document of understanding with Advanced Energy which is reviewed on an annual basis unless terminated by either party per the terms of the agreement. The Company is required to maintain a formal cost reduction program and any material or labor cost savings shall be shared equally between the Company and Advanced Energy. The cost savings are reflected in pricing reductions to the customer.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 64% of the Company's fiscal net sales in 2004 compared to 62% in 2003.

The Company's major customers are Lockheed Martin, Northrop Grumman, Boeing, Raytheon, BAE, Honeywell, Rockwell Int'l, Newport, Advanced Energy, and St. Jude.

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

COMPETITION
-----------

The Company competes with two or more companies with respect to each of its major products, including custom hybrid microcircuits, solid state relays and power controllers, optocouplers, light-emitting diodes, light sensitive silicon phototransistors and diodes, hall-effect devices, displays, power operational amplifier, custom optoelectronic components and assemblies. These products and technologies are sold into various markets, including military/aerospace, space, industrial and medical. Some of these competitors are larger and have greater capital resources than the Company. Management believes the Company's competitive position is favorable with regard to our product reliability and integrity, past performance, customer service and responsiveness, timely delivery and pricing; however, no assurance can be given that the Company can compete successfully in the future.

The hybrid microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers and regulators accounted for 53% of the Company's business in 2004, and the Optoelectronics product line accounted for 47% of the Company's business in 2004.

There are approximately 46 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM's, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit business. Some of the Company's primary competitors are Teledyne Industries, Inc., M.S. Kennedy, Aeroflex, Agilent, and Optek.

SUPPLY CHAIN
------------

The parts and raw materials for the Company's products are generally available from more than one source. Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products. From time to time, the Company has experienced difficulty in obtaining certain materials when needed. The Company's inability to secure materials for any reason could have adverse effects on the Company's ability to deliver products on a timely basis. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations. However, the Company has not been materially affected by such shortages. The Company's delivery commitments to customers allow for adequate lead times for production of the products including lead time for order and receipt from the supply chain.

Some of the Company's primary suppliers are International Rectifier, Sussex Semiconductors, Semi-Dice, Accumet Eng. Corp, NTK Technologies, Electrovac, and Aborn Electronics.


CAUTIONARY STATEMENTS - RISK FACTORS
------------------------------------

This Form 10-KSB contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources.

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

Majority shareholder ability to control the election of the Board of Directors

The majority shareholder has the ability to control the election of the Company's Board of Directors and elect individuals who may be more sympathetic to such majority shareholders' desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders

Pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its original equipment manufacturer (OEM) customers. In some cases, the Company's customers request the review of pricing for possible reduction in selling price on future orders. This requires the Company to improve its productivity and to request similar price reductions from its supplier chain. If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders reducing the product gross margins and affecting the Company's net earnings in order to receive future orders from the customer. However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas and subcontracts some manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability. The Company has no liability for the Mexico operations. The Company maintains worker's compensation insurance and general liability insurance for protection of its employees and for protection of the Company's assets in Garland, Texas. In addition to the basic policies mentioned, the Company maintains an umbrella policy. The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business. In the opinion of the Company's management, and its' insurance advisors, the Company is adequately insured; however, the Company's financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

The Company is subject to numerous environmental regulations or changes in government Policy

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

Product liability claims

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

Component shortages or obsolescence from suppliers could affect ability to manufacture or delay shipments of products

The Company relies on suppliers to deliver quality raw materials in a timely and cost effective manner. Most of the materials and components are generally available from multiple sources; however, from time to time vendors do not deliver the product as needed due to manufacturing problems or possibly a decision not to furnish that product in the future. Such interruption of supply or price increases could have a material adverse effect on the Company's operation; however, the Company is not currently materially impacted by materials shortages.

The ability to develop new products and technologies used in the military, space or aerospace markets

The Company's base products and technologies generally have long life cycles. The Company's products are primarily used in military, space or aerospace applications, which also have long life cycles. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to customer's requirements and to competitors' progress in technological changes could have a material adverse effect on the Company's business.

Item 2. Properties
------------------

The Company occupies approximately 36,000 square feet of manufacturing, engineering and office space in Garland, Texas. The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet. The Company considers its facilities adequate for its current level of operations.

The Company also subcontracts some manufacturing to Inmobiliaria San Jose De Ciuddad Juarez S.A. DE C.V, a maquila contract manufacturer in Juarez, Mexico. The Company owns all equipment and inventory with temporary importation into Mexico under the maquila rules of Mexico. The Company does not lease or own any real property in Mexico.

The Company employs an International Sales Manager in Bremen, Germany who coordinates sales to Western European customers made by independent representatives. The sales manager maintains an office in her private residence. The Company does not lease or own any real property in Germany, or any other foreign country.

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


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

On November 30, 2004, there were approximately 559 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, the majority shareholder has the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

                                                         High              Low

Fiscal Year Ended November, 30, 2004
      Fourth Quarter                                    $4.20             $3.50
      Third Quarter                                     $4.50             $3.25
      Second Quarter                                    $3.75             $2.05
      First Quarter                                     $2.50             $1.77

Fiscal Year Ended November 30, 2003
      Fourth Quarter                                    $1.90             $1.54
      Third Quarter                                     $1.62             $1.47
      Second Quarter                                    $1.66             $1.45
      First Quarter                                     $1.90             $1.57


During the three (3) month period  ending on November  30,  2004,  approximately
84,780 shares of the Company's common stock was reportedly traded in the over-the-counter market at a reported price range of $3.75 to $4.20 per share. For the two (2) year period ending November 30, 2004, approximately 727,090 shares of the Company's common stock was reportedly traded in the over-the-counter market at prices ranging from a low of $1.47 to a high of $4.50. Due to this average monthly volume of approximately 30,295 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company's common stock held by non-affiliates.

Our stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

In determining the purchase price to be offered for Mr. Nadolsky's shares, the Board of Directors considered numerous factors, including the Company's balance sheets, the small number of shares publicly bought and sold in the over-the-counter market, the number of shares owed by Mr. Nadolsky and a valuation opinion from an independent third party.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------


The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$6,250,000   plus   75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less that 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

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

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment will be paid to shareholders on or about February 8, 2005. The Company may not continue to pay any dividends.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004. The Company may not continue to pay any dividends.

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

Results of Operations 2004 vs. 2003
-----------------------------------

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

Sales in 2004 were approximately $15,356,000, an increase of 22.9% or $2,866,000 compared to 2003 sales. Approximately 44% of the increase in sales is primarily attributable to improved business conditions in the company's major market segments, combined with the introduction of new products, which accounted for approximately 56% of the increase.

New orders for fiscal year 2004 totaled $20,946,000 compared to $11,191,000 for fiscal 2003. The increase in new orders is attributable to increased funding on certain military programs, combined with higher demand for some of the Company's standard products sold through distribution channels, and increased penetration in the medical and industrial markets. Approximately $11,732,000 of the new orders received in 2004 was delivered to customers in 2004, along with approximately $3,624,000 of the Company's $3,799,000 ending backlog on November 30, 2003.

The Company's backlog as of November 30, 2004, was approximately $9,292,000, compared to approximately $3,799,000 on November 30, 2003. The increase in the Company's backlog is attributable to strong bookings of new orders in the last half of the year for deliveries in 2005.

Custom-designed components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 52% in fiscal 2003; standard components are estimated to account for approximately 50% of the Company's sales for the fiscal year ended November 30, 2004, and 48% for fiscal 2003.

Approximately 25% of the sales for fiscal year 2004 (17% in 2003) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. This customer, Advanced Energy Industries, Inc., accounted for 22% of international sales, and their contract manufacturer in China, Celestica, accounted for 41% of international sales.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 64% of the Company's fiscal net sales in 2004 compared to 62% in 2003.

During 2004, two customers accounted for 9% and 10% of the Company's sales compared to 12% and 7% for the year ended November 30, 2003. The customers are Advanced Energy Industries, Inc. and their contract manufacturer in China, Celestica. Advanced Energy has been a major customer since 1996 and averaged 18% of the Company's sales during this 10 year period from a high of 20% to a low of 14%.

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

Income before taxes for fiscal 2004 was approximately $2,265,000 or 14.7% of net sales, compared to $933,000 or 7.5% of net sales in fiscal 2003. Net income after taxes totaled approximately $1,408,000 or $.55 per share in 2004 versus 2003 net income of $611,000 or $.21 per share. Net income after taxes in 2004 increased $797,000 compared to 2003.

New Accounting Standards
------------------------

None

Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 16 through 25 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

     Page No.
     --------

         16       Report of Independent Registered Public Accounting Firm

         17       Balance Sheets as of November 30, 2004 and 2003

         18       Statements of Income for the years ended November 30, 2004 and
                  2003

         19       Statements  of  Shareholders'   Equity  for  the  years  ended
                  November 30, 2004 and 2003

         20 Statements of Cash Flows for the years ended November 30, 2004 and 2003

         21-25 Notes to Financial Statements for the years ended November 30, 2004 and 2003

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None

Item 8A. Controls and Procedures
--------------------------------

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15 (e) as of November 30, 2004 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders, as set forth below. The 2005 Proxy Statement will be filed with the Securities and Exchange Commission on or about January 15, 2005.


Item 9.  Directors & Executive Officers of The Registrant

The information set forth in the 2005 Proxy Statement under the headings "Election of Directors", and "Principal Stockholders and Stockholdings of Management", is incorporated herein by reference.

                                   Position(s) With
Name                   Age           the Company                  Director Since
----                   ---           -----------                  --------------

H. Kent Hearn           68      Director and Member of Audit
                                Committee                         February 1983

Heinz-Werner Hempel     76      Director and Member of Audit
                                Committee                         February 1997

James K. Murphey        62      Director and Member of Audit
                                Committee                         March 1990

Nicholas Nadolsky       71      Director and Member of Audit
                                Committee                         May 2004

Connie Wood             65      Director, CEO, President and
                                Member of Audit Committee         May 2002

Patrick Cefalu          47      CFO, Vice President

Mark King               50      COO, Vice President


Mr. Hearn is currently employed as a stockbroker by Milkie/Ferguson Investments, Inc. Mr. Hearn was formerly employed by Harris Securities, Dallas, Texas.

Mr. Hempel is the Chief Operating Officer of Hanseatische Waren-Gesellschaft MBH & Co, KG, Bremen Germany.

Mr. Murphey is an attorney and member of the law firm Glast, Phillips & Murray, P.C. in Dallas, Texas. Glast, Phillips & Murray, P.C. serves as legal counsel to the company. Prior to 2001, Mr. Murphey was a member of the law firm of Secore & Waller, L.L.P. in Dallas, Texas.

Mr. Nadolsky served as the Company's Chief Executive Officer and Chairman of the Board until his medical leave of absence beginning May 2002. Mr. Nadolsky retired from the Company in May 2003.

Ms. Wood is the Chief Executive Officer and President of the Company. Ms. Wood was elected as Chief Executive Officer in May 2002. Prior to May 2002, Ms. Wood was President and Chief Operating Officer of the Company.

Mr. Cefalu is the Chief Financial Officer and Vice President of the Company. Mr. Cefalu joined the Company in July of 2001 and was elected as Chief Financial Officer in February of 2002. Prior to July 2002, Mr. Cefalu held numerous senior financial positions at Lucent Technologies.

Mr. King is the Chief Operating Officer and Vice President of the Company. Mr. King joined the company in November of 2002 as the Chief Operating Officer. Prior to November 2002, Mr. King was President and Chief Operating Officer of Lucas Benning Power Electronics.

The Company has adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.micropac.com on the Investor page.

The Board of Directors does not have nominating or compensation committee or committees performing similar functions. The Board of Directors formed an audit committee on May 13, 2002. The members of the Audit Committee are the members of the Board of Directors.

The Board of Directors has discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Directors have considered and reviewed with the independent auditors their audit plans, the scope of the audit, and the identification of audit risks.

The Board of Directors has reviewed the Company's audited financial statements for the fiscal year ended November 30, 2004, and discussed them with management and the Company's independent auditors. Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on this and discussions with management and the independent auditors, the Board of Directors has recommended that the Company's audited financial statements be included in its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, for filing with the Securities and Exchange Commission. It is not the duty of the Directors to plan or conduct audits, to determine that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States. Those responsibilities belong to management and the Company's independent auditors. In giving its recommendations, the Directors considered
(a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States, and (b) the report of the Company's independent auditors with respect to such financial statements.

The Board of Directors has received and reviewed written disclosures and a letter from the independent accountants required by the Independence Standards Board Standard No. 1, entitled "Independence Discussions with Audit Committee," as amended to date, and has discussed with the independent accountants their independence from management.

The Board of Directors held eight (8) board meetings during the year ended November 2004. Directors receive a fee of $500.00 for each meeting. Ms. Wood, Mr. Hearn and Mr. Murphey attended all of the meetings. Mr. Hempel attended two of the meetings. Mr. Nadolsky attended five of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2004. Members of the Audit Committee received a fee of $500.00 for each meeting. Ms. Wood, Mr. Hearn and Mr. Murphey attended all of the meetings. Mr. Hempel and Mr. Nadolsky attended two of the meetings.

With the exception of Mr. Hearn, members of the Audit Committee are not considered as independent members under applicable United States statutes.

The Board of Directors has evaluated the credentials of Nicholas Nadolsky, and has determined that Mr. Nadolsky is an "audit committee financial expert" within the meaning of 401(e) of Regulation S-B.

The Board does not have a nominating committee due to the Company's small size. The Board does not provide a process for security holders to send communications to the Board of Directors due to the infrequent nature of such communications.


Item 10.  Executive Compensation
--------------------------------

The  information  set  forth in the  2005  Proxy  Statement  under  the  heading
"Management Remuneration and Transactions", is incorporated herein by reference.

The following table shows as of November 30, 2004, all cash compensation paid to, or accrued and vested for the account of Ms. Connie Wood, President and Chief Executive Officer, and Mr. Mark King, Vice President and Chief Operating
Officer. Ms. Wood and Mr. King received no non-cash compensation during 2004.

The company does not have any equity compensation plans.

                                           Annual Compensation

Name and                                 Annual                       Other            All Other
Principal Position            Year       Salary       Bonus     Annual Compensation   Compensation
                                                                      (1)                  (2)
Connie Wood,                  2004    $172,394.28    $10,000       $6,000              $27,194.25
President and                 2003    $156,000.00    $10,000       $3,500              $18,490.51
Chief Executive               2002    $153,461.66        -0-          -0-              $12,839.70
Officer (3)

Mark King,                    2004    $155,333.82    $2,000           -0-              $10,225.38
Vice President and            2003    $150,000.00       -0-           -0-               $6,467.79
Chief Operating Officer (4)

     (1)  Reflects fees for Board meetings and Audit Committee meetings
     (2) Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; and
          reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.
--------------------------------------------------------------------------------

     (3)  Effective May 1, 2002,  the Company and Connie Wood entered into a two
          (2) year employment agreement at an annual salary of $156,000. The employment agreement was amended effective May 1, 2004 to increase Mrs. Wood's salary to $180,000 and to extend the term for a period of three years from said date.
     (4) Effective February 1, 2004, Mark King and Patrick Cefalu entered into a two (2) year employment agreement.

Amounts included in other annual compensations relating to director and audit committee fees

The Board of Directors held eight (8) board meetings during the year ended November 2004. Directors receive a fee of $500.00 for each meeting. Ms. Wood received fees of $4,000 which amount is included in the "Other Annual Compensation" column.

The Audit Committee held four (4) meetings during the year ended November 30, 2004. Members of the Audit Committee received a fee of $500.00 for each meeting. Ms. Wood received Audit Committee fees of $2,000 which amount is included in the "Other Annual Compensation" column.

Amounts included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2004, Ms. Wood received $7,104.58 and Mr. King received $1,804.57, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years.

During the fiscal year ended November 30, 2004, the Company made contributions to the Plan for Ms. Wood in the amount of $10,772.37 and for Mr. King in the amount of $8,421.31, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Ms. Wood's employment agreement provides that she may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2004, Ms. Wood elected to be paid for all prior unused vacation time in the amount of $9,317.30, which is included in the "All Other Compensation" column shown in the preceding remuneration table.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information set forth in the 2005 Proxy Statement under the heading "Principal Stockholders and Stockholdings of Management" is incorporated herein by reference.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address                          Number of Shares            Percent
of Beneficial Owner                      Beneficially Owned         of Class(1)

Heinz-Werner Hempel (2)(3)                   1,952,577                 75.7%
Hanseatische Waren-Gesellschaft
         MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)                                3,500              Less than .2
1409 Briar Hollow
Garland, Texas 75043

James K. Murphey (3)                               -0-                    -
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Nicholas Nadolsky (3)                              -0-                    -
1322 Briar Hollow
Garland, Texas 75043

Connie Wood (3)                                  6,000             Less than .2%
106 Cedarview
Rockwall, Texas 75087

Mark King                                          -0-                    -
2905 Wyndham Lane
Richardson, Texas 75082

Patrick Cefalu                                     -0-                    -
8706 Arborside
Rowlett, Texas 75089

All officers and directors                   1,962,077                 76.1%
  as a group (7 Persons)
-----------------------

(1) Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

(2) The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel's stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3) A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth in the 2005 Proxy Statement under the heading "Management Remuneration and Transactions is incorporated herein by reference.

On August 27, 2003, the Company purchased 548,836 shares of the Company's common stock pursuant to the terms of an agreement dated January 15, 2001, between the Company and Mr. Nicholas Nadolsky, former Chairman of the Board and Chief Executive Officer ("Agreement"). The Agreement obligated the Company to purchase any shares of the Company's common stock owned by Mr. Nadolsky at the fair market value thereof (but in no event less than the book value of such shares) in the event of his death, permanent disability or termination of employment. Mr. Nadolsky's employment terminated on May 1, 2003. By letter dated August 15, 2003, Mr. Nadolsky requested that the Company purchase the 548,836 shares of the Company's common stock he owned pursuant to the requirements of the above agreement and agreed that the book value of each share of his common stock was $2.68. The Company paid Mr. Nadolsky a total purchase price of $1,470,880.48. These shares were subsequently retired. In determining the purchase price to be offered for Mr. Nadolsky's shares, the Board of Directors considered numerous factors, including the Company's balance sheets, the small number of shares publicly bought and sold in the over-the-counter market, the number of shares owed by Mr. Nadolsky and a valuation opinion from an independent third party.

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The last renewal of the lease was on July 1, 1999 for a five
(5) year period. The rental paid to Mr. Nadolsky pursuant to this lease was $39,000 for the fiscal year ended November 30, 2004. In April 2004, the lease was renewed for three (3) years at the same rental rate provided for in the original lease subject to increase based upon increases in the Consumer Price Index.


Item 13.  Principal Accountant Fees and Services
------------------------------------------------

The information set forth in the 2005 Proxy Statement under the heading "Independent Public Accountants" and "Audit Fees" is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2004.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

KPMG LLP fee for professional services for the audit of the Company's financial statements for 2004 and the review of the interim financial statements included in the Quarterly Reports is $78,000.

In addition to the audit fees, KPMG LLP fee for tax advisory and 2004 tax return preparation services will be $24,500.

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

          10.1 Document of Understanding between Advanced Energy Industries and affiliates.

          10.2 Promissory Note

          10.3 Employment Agreement Of Chief Executive Officer

          10.4 Employment Agreement of Chief Financial Officer

          10.5 Employment Agreement of Chief Operating Officer

          10.6 Code of Conduct for Officers For Principal Executive Officers and Senior Financial Officers

          10.7 Shareholder Agreement

          10.8 Ancillary Agreement dated March 13, 1997, by and between the Company, the Hempels and the Proxy Holders (1)

          10.9 Micropac Industries, Inc. 2001 Employee Stock Option Plan (2)


          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2003

          31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2003

          32.1 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley act of 2003.

          32.2 Certification  of Chief  Accounting  Officer pursuant to U. S. C.
               section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley act of 2003.

          (1) Incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended November 30, 1987 (File No. 0-5109), filed February 12, 1988.

          (2) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67560), filed August 16, 2001.



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


                                      MICROPAC INDUSTRIES, INC.



                                      By: /s/ Connie Wood
                                         ---------------------------------------
                                         Connie Wood, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


                                      By:  /s/ Patrick Cefalu
                                         ---------------------------------------
                                         Patrick Cefalu, CFO and
                                         Principal Accounting Officer

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

 /s/ Connie Wood                                    /s/ H. Kent Hearn
-----------------------------                      -----------------------------
Connie Wood, Director                              H. Kent Hearn, Director

 /s/ James K. Murphey
-----------------------------                      -----------------------------
James K. Murphey, Director                         Heinz-Werner Hempel, Director


-----------------------------
Nicholas Nadolsky, Director

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


                                                        KPMG LLP

Dallas, Texas,
January 20, 2005


                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 2004 AND 2003
                    (Dollars in thousands except share data)

                                 ASSETS                                2004        2003
                                                                     --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                        $  1,239    $  2,337
    Short-term investments                                              2,507         812
    Receivables, net of allowance for doubtful accounts
        of  $121 for 2004 and $89 for 2003                              2,326       1,877
    Inventories
        Raw materials and supplies                                      1,354         692
        Work-in-process                                                 1,346       1,097
                                                                     --------    --------
                  Total inventories                                     2,700       1,789

    Deferred income taxes                                                 528         386
      Prepaid expenses and other assets                                    90          71
                                                                     --------    --------
                  Total current assets                                  9,390       7,272

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                   80          80
    Buildings                                                             498         498
    Facility improvements                                                 796         797
    Machinery and equipment                                             5,200       5,027
    Furniture and fixtures                                                479         489
                                                                     --------    --------
        Total property, plant, and equipment                            7,053       6,891
    Less- accumulated depreciation                                     (6,091)     (5,889)
                                                                     --------    --------
        Net property, plant, and equipment                                962       1,002
                                                                     --------    --------


                  Total assets                                       $ 10,352    $  8,274
                                                                     ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $    387    $    308
    Accrued compensation                                                  488         239
    Accrued professional fees                                              11          23
    Income taxes payable                                                  306         110
    Property taxes                                                         66          65
    Commissions payable                                                    46          48
    Deferred revenue                                                      404         115
    Other accrued liabilities                                              17          21
                                                                     --------    --------
                  Total current liabilities                             1,725         929

DEFERRED INCOME TAXES                                                      72          69
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares
       3,078,315 issued 2,578,315 outstanding at November 30, 2004
       and November 30, 2003                                              308         308
    Paid-in capital                                                       885         885
    Treasury stock, at cost, 500,000 shares                            (1,250)     (1,250)
    Retained earnings                                                   8,612       7,333
                                                                     --------    --------
                  Total shareholders' equity                            8,555       7,276
                                                                     --------    --------

                  Total liabilities and shareholders' equity         $ 10,352    $  8,274
                                                                     ========    ========

                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED NOVEMBER 30,
                            2004 AND 2003 (Dollars in
                          thousands except share data)



                                                               2004           2003
                                                           -----------    -----------
NET SALES                                                  $    15,356    $    12,490

COSTS AND EXPENSES:
Cost of sales                                                    9,976          8,723
Research and development                                           438            303
Selling, general, and administrative expenses                    2,709          2,581
                                                           -----------    -----------

                  Total costs and expenses                      13,123         11,607

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                2,233            883

Interest income                                                     32             50
                                                           -----------    -----------
INCOME BEFORE INCOME TAXES                                       2,265            933

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        996            387
    Deferred                                                      (139)           (65)
                                                           -----------    -----------

          Total provision for current and deferred taxes           857            322
                                                           -----------    -----------

NET INCOME                                                 $     1,408    $       611
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .55    $       .21
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,578,315      2,944,206
                                                           ===========    ===========









                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003
                             (Dollars in thousands)



                               Common      Paid-in    Treasury    Retained
                               Stock       Capital      Stock     Earnings      Total
                              --------    --------    --------    --------    --------
BALANCE, November 30, 2002    $    363    $    885    $ (1,250)   $  8,450    $  8,448

    Common stock repurchase        (55)       --          --        (1,416)     (1,471)
    Dividend                      (312)       (312)
    Net income                    --          --          --           611         611
                              --------    --------    --------    --------    --------

BALANCE, November 30, 2003         308         885      (1,250)      7,333       7,276
                              --------    --------    --------    --------    --------

    Dividend                      --          --          --          (129)       (129)
    Net income                    --          --          --         1,408       1,408
                              --------    --------    --------    --------    --------

BALANCE, November 30, 2004    $    308    $    885    $ (1,250)   $  8,612    $  8,555
                              ========    ========    ========    ========    ========





















                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003
                             (Dollars in thousands)

                                                                         2004        2003
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  1,408    $    611
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                    222         230
           Deferred tax benefit                                            (139)        (65)
    Changes in certain current assets and liabilities-
              Increase in receivables, net                                 (449)        (76)
             (Increase)  decrease in inventories                           (911)        511
              Increase in prepaid expenses and other assets                 (19)        (15)
              Increase (decrease) in accounts payable                        79        (193)
              Increase (decrease) in accrued compensation                   249         (17)
              Increase in income taxes payable                              196           1
              Increase (decrease) in all other accrued liabilities          272         (10)
                                                                       --------    --------

                 Net cash provided by operating activities                  908         977

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Investments                                         (1,695)     (1,400)
Sale of Investments                                                        --         3,428
         Additions to property, plant, and equipment                       (182)       (181)
                                                                       --------    --------
                 Net cash (used in) provided by investing activities     (1,877)      1,847


CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchase                                                --        (1,471)
     Dividends paid                                                        (129)       (312)
                                                                       --------    --------

                 Net cash used in financing activities                     (129)     (1,783)
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,098)      1,041

CASH AND CASH EQUIVALENTS, beginning of year                              2,337       1,296
                                                                       --------    --------

CASH AND CASH EQUIVALENTS, end of year                                 $  1,239    $  2,337
                                                                       ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for income taxes, net of refunds received              $    803    $    386
                                                                       ========    ========




                See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003



1.   BUSINESS DESCRIPTION:
     --------------------
Micropac Industries, Inc. (the "Company"), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company's products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Revenue Recognition
-------------------

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently. Sales are recorded net of sales returns, allowances and discounts.

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


3.   NOTES PAYABLE TO BANKS:
     ----------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$6,250,000   plus   75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less that 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

4.   RELATED PARTIES:
     ---------------

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


5.   PRODUCT WARRANTIES:
     ------------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Currently, the only applicable item of FIN 45 relates to the impact of paragraph 14, which refers to product warranties.

Because we do not have extended warranties, our exposure is limited to product returns for defective products. In general, we warrant that the products, when delivered, will be free from defects in material workmanship under normal use and service. Our obligations are limited to replacing, repairing or giving credit for, at our option, any products that are returned within one year after the date of shipment.

The Company reserves for potential warranty expense based on historical warranty experience claims. While management considers our process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require management to adjust its reserve for potential warranty costs.

Warranty expense to repair or replace products in 2004, 2003, and 2002 was $33,600, $28,100 and $31,800 respectively.



6.   LEASE COMMITMENTS:
     -----------------

Rent expenses for the years ended November 30, 2004 and 2003, was approximately $45,000 and $42,000 respectively per year. The Company's future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

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

8.   NEW ACCOUNTING STANDARDS:
     ------------------------
None


9. INCOME TAXES:
   ------------

The income tax provision consisted of the following for the years ended November 30:

                                                            2004         2003
                                                         ---------    ---------
     Current Provision
         Federal                                         $ 854,000    $ 319,000
         State                                             142,000       68,000
                                                         ---------    ---------
                                                           996,000      387,000
     Deferred Benefit
         Federal                                          (139,000)     (65,000)
                                                         ---------    ---------

                  Total                                  $ 857,000    $ 322,000
                                                         =========    =========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                             2004        2003
                                                          ---------   ---------
     Tax at 34% statutory rate                            $ 770,000   $ 317,000
     State income taxes, net of federal benefit              82,000      45,000
     Adjustment to prior year estimates                       5,000     (40,000)
                                                          ---------   ---------


              Income tax provision                        $ 857,000   $ 322,000
                                                          =========   =========


The components and changes in deferred tax assets and liabilities were as follows:

                                               November 30, 2004   November 30, 2003
                                               -----------------   -----------------
     Current Deferred Taxes -
          Allowance for doubtful accounts      $          45,000   $          33,000
          Inventory                                      280,000             267,000
          Accrued liabilities and other                  203,000              86,000
                                               -----------------   -----------------
              Net current deferred tax asset   $         528,000   $         386,000
                                               -----------------   -----------------

     Non-current Deferred Taxes Liability
          Depreciation and other               $          72,000   $          69,000
                                               -----------------   -----------------

              Net deferred taxes               $         456,000   $         317,000
                                               =================   =================



10.  SIGNIFICANT CUSTOMER INFORMATION:
     --------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 64% of total sales in 2004 and 62% of total sales in 2003. During 2004, two customers accounted for 9% and 10% of the Company's sales compared to 12% and 7% for the year ended November 30, 2003.

11.  SHAREHOLDERS' EQUITY:
     --------------------

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

12.  SUBSEQUENT EVENTS:
     -----------------

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