Form 10QSB
period 2005-08-27
MICROPAC INDUSTRIES INC
filed 2005-10-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 27, 2005


              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




        Delaware                                           75-1225149
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

     905 E. Walnut, Garland, Texas                                  75040
---------------------------------------                       ------------------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's Telephone Number, including Area Code              (972) 272-3571
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





On August 27, 2005, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                 AUGUST 27, 2005

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 - FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three nine months ended August 27, 2005 and August 28, 2004
                    Condensed Balance Sheets as of August 27, 2005 and November 30, 2004
                    Condensed Statements of Cash Flows for the nine months ended August 27, 2005 and August 28, 2004
                    Notes to Financial Statements

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                   Statement of Operations      Statement of Operations
                                                   For three months ended             Year-to-date
                                                   08/27/05       08/28/04       08/27/05       08/28/04
                                                 -----------    -----------    -----------    -----------

NET SALES                                        $     4,828    $     4,242    $    13,831    $    11,411

COST AND EXPENSES:

    Cost of goods sold                                (3,063)        (2,937)        (8,419)        (7,720)

    Research and development                            (101)          (127)          (392)          (231)


    Selling, general & administrative expenses          (768)          (685)        (2,340)        (1,971)
                                                 -----------    -----------    -----------    -----------

              Total cost and expenses                 (3,932)        (3,749)       (11,151)        (9,922)
                                                 -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                         896            493          2,680          1,489
   AND INCOME TAXES

    Interest income                                       20              9             54             19
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       916    $       502    $     2,734    $     1,508

    Provision for taxes                                 (348)          (191)        (1,039)          (573)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       568    $       311    $     1,695    $       935
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $      0.22    $      0.12    $      0.66    $      0.36

DIVIDENDS PER SHARE                              $      0.00    $      0.00    $      0.12    $      0.05


WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      2,578,315      2,578,315      2,578,315









These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                         8/27/05    11/30/04
                                                                      --------    --------
     Cash and cash equivalents                                        $  1,042    $  1,239
     Short term investments                                              2,632       2,507
     Receivables, net of allowance for doubtful accounts of $122 on      2,706       2,326
       August 27, 2005 and $121 on November 30, 2004
     Inventories:
       Raw materials                                                     1,669       1,354
       Work-in-process                                                   1,711       1,346
                                                                      --------    --------
     Total inventories                                                   3,380       2,700
     Prepaid expenses and other current assets                             110          90
     Deferred income tax                                                   528         528
                                                                      --------    --------
                 Total current assets                                   10,398       9,390
                                                                      --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                   80          80
     Buildings                                                             498         498
     Facility improvements                                                 796         796
     Machinery and equipment                                             5,649       5,200
     Furniture and fixtures                                                488         479
                                                                      --------    --------
                 Total property, plant, and equipment                    7,511       7,053
         Less accumulated depreciation                                  (6,273)     (6,091)
                                                                      --------    --------
                 Net property, plant, and equipment                      1,238         962
                                                                      --------    --------

                 Total assets                                         $ 11,636    $ 10,352
                                                                      ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $    525    $    387
     Accrued compensation                                                  374         488
     Other accrued liabilities                                             226         140
     Deferred revenue                                                      414         404
     Income taxes payable                                                   85         306
                                                                      --------    --------
                 Total current liabilities                               1,624       1,725
                                                                      --------    --------

DEFERRED INCOME TAXES                                                       72          72

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,         308         308
       3,078,315 issued 2,578,315 outstanding at August 27, 2005
       and November 30, 2004
     Paid-in capital                                                       885         885
       Treasury stock, 500,000 shares, at cost                          (1,250)     (1,250)
     Retained earnings                                                   9,997       8,612
                                                                      --------    --------

                 Total shareholders' equity                              9,940       8,555
                                                                      --------    --------

                 Total liabilities and shareholders' equity           $ 11,636    $ 10,352
                                                                      ========    ========








These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                             Nine months ended
                                                           08/27/05    08/28/04
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,695    $    935
Adjustments to reconcile net income to
   cash from operating activities:
     Depreciation and amortization                              181         164
   Changes in current assets and liabilities:
     Increase in accounts receivable                           (380)       (320)
     Increase in inventories                                   (680)       (648)
     Increase in prepaid expenses and other current assets      (20)        (14)
     Decrease in income taxes, prepaid and deferred            (221)        (55)
     Increase in accounts payable                               138         239
     (Decrease) increase in accrued compensation               (114)         31
     Increase in other accrued liabilities and
      deferred revenue                                           96         173
                                                           --------    --------
         Net cash provided by operating activities              695         505
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in investments                                   (125)     (1,094)
     Additions to property, plant and equipment                (457)       (132)
                                                           --------    --------
         Net cash used in investing activities                 (582)     (1,226)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend                                             (310)       (129)
                                                           --------    --------
         Net cash used in financing activities                 (310)       (129)
                                                           --------    --------

         Net change in cash and cash equivalents               (197)       (850)

Cash and cash equivalents at beginning of period              1,239       2,337
                                                           --------    --------

Cash and cash equivalents at end of period                 $  1,042    $  1,487
                                                           ========    ========

Supplemental Cash Flow Disclosure:
         Cash paid for income taxes                        $  1,260    $    633
                                                           ========    ========















These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 27, 2005, the cash flows for the nine months ended August 27, 2005 and August 28, 2004, and the results of operations for the three and nine months ended August 27, 2005 and August 28, 2004. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 27, 2005 there were 500,000 options available to be granted. No options have been granted to date.


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


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 27, 2005 and August 28, 2004, the Company had no dilutive potential common stock.


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







..


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

Results of Operations

                                                  Three months ended         Year to Date
                                                8/27/2005    8/28/2004   8/27/2005    8/28/2004
                                                ---------    ---------    ---------    ---------
NET SALES                                          100.00%      100.00%      100.00%      100.00%

COST AND EXPENSES:
    Cost of goods sold                              63.50%       69.24%       60.90%       67.66%
    Research and development                         2.10%        2.99%        2.80%        2.02%
    Selling, general & administrative expenses      15.90%       16.15%       16.90%       17.27%
                                                ---------    ---------    ---------    ---------
        Total cost and expenses                     81.50%       88.38%       80.60%       86.95%

OPERATING INCOME BEFORE INTEREST                    18.50%       11.62%       19.40%       13.05%
   AND INCOME TAXES

    Interest income                                  0.50%        0.21%        0.40%        0.17%

INCOME BEFORE TAXES                                 19.00%       11.83%       19.80%       13.22%

    Provision for taxes                              7.20%        4.50%        7.50%        5.02%

NET INCOME                                          11.80%        7.33%       12.30%        8.20%



Sales for the third quarter and the nine months ended August 27, 2005 totaled $4,828,000 and $13,831,000, respectively. Sales for the third quarter increased 13.9% or $586,000 above sales for the same period of 2004, while sales for the nine months of 2005 increased 21.2% or $2,420,000 above the first nine months of 2004. Sales increased 3% in the commercial market, 44% in the military market, and 3% in the space market for the nine months ending August 27, 2005. The increase in sales is primarily attributable to continued improved business conditions in the Company's major market segments. Increased sales from the introduction of new solid state power controller products and standard solid state relays, combined with new custom optoelectronic assemblies and increased requirements for standard optocouplers have improved the Company's performance in the first nine months of 2005. Sales year to date were 33% in the commercial market, 56% in the military market, and 11% in the space market compared to 39% in the commercial market, 48% in the military market, and 14% in the space market for the same period of 2004.

While sales in the fourth quarter are expected to increase over third quarter sales, first quarter 2006 sales are expected to decrease due to completion of significant contracts for custom optoelectronics assemblies and microcircuits supplied to semiconductor equipment manufacturers.

Cost of goods sold for the third quarter 2005 versus 2004 totaled 63.50% and 69.30% of net sales, respectively, while cost of goods sold for the nine months of the comparable period totaled 60.90% and 67.70%, respectively. The comparable nine months cost of goods sold decrease as a percentage of net sales of 6.80% is attributable to continued higher sales volume, changes in product mix, yield improvements on certain standard optoelectronic products, combined with stable fixed cost. As a percent of sales, material cost decreased .4%, overhead cost decreased 2.8%, labor cost decreased 2.7%, and cost for obsolescence and reserves decreased .9%.

Selling, general and administrative expenses for the third quarter and first nine months of 2005 totaled 15.90% and 16.90% of net sales, respectively, compared to 16.10% and 17.30% for the same period in 2004. In actual dollars expensed, selling, general and administrative expenses increased $83,000 in the third quarter of 2005, compared to 2004, and increased $369,000 for the first nine months of 2005, versus 2004, attributable to increased commission on higher sales volume, increased travel expenses, and higher expenses associated with preparation for future Sarbanes-Oxley section 404 compliance.

Net income for the third quarter and year to date 2005 totaled $568,000 and $1,695,000, respectively, compared to $311,000 and $935,000 for the comparable periods in 2004. Net income per share totaled $.66 and $.36 for the comparable nine months of 2005 and 2004, respectively. The increase in net income is associated with higher sales, lower cost as a percent of sales, and continued control of overhead and general and administrative expenses. Sales to one customer for custom optoelectronics assemblies accounted for 65% of the increase in net income. Based on completion of this contract , and lower anticipated sales in the early part of 2006, net income is expected to decrease.

Total assets increased $1,284,000 to $11,636,000 as of August 27, 2005 from $10,352,000 as of November 30, 2004 with a decrease in cash and short-term investments of $72,000, inventory increase of $680,000, accounts receivable increase of $380,000, increase in prepaid expense of $20,000, and an increase in net property, plant, and equipment of $276,000.

Accounts receivable, net totaled $2,706,000 as of August 27, 2005 and represents an increase of $380,000 since November 30, 2004, due to increased sales.

Inventories totaled $3,380,000 at the end of the third quarter 2005 compared to $2,700,000 on November 30, 2004, an increase of $680,000. Raw materials inventories increased $315,000 since November 30, 2004, while work-in-process inventories increased $365,000. The increase in raw materials is attributable to the purchase and receipt of long lead-time material and an increase of piece parts to support the higher sales volume.

Current liabilities totaled $1,624,000 on August 27, 2005 representing a decrease of $101,000 from November 30, 2004; primarily associated with an increase in accounts payable of $138,000 due to increased materials purchases to support the higher sales volume, a decrease of $114,000 in accrued payroll, a reduction of $221,000 in provision for income taxes, an increase in deferred revenue of $10,000 based on higher reserves associated with advance payments from customers, and an increase of $86,000 in other accrued liabilities.

Shareholders' equity increased $1,385,000 in the first nine months of 2005. Earnings per share for the nine month period totaled $.66 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of August 27, 2005 totaled $3,674,000 compared to $3,746,000 on November 30, 2004, a decrease of $72,000. Cash flow from operations was $695,000 for the first nine months offset by a cash dividend of $310,000 and $457,000 invested in automated production and test equipment, and $125,000 invested in short term investments.

As of August 27, 2005 cash flows from operating activities were $695,000 compared to $505,000 as of August 28, 2004.

Capital expenditures through the third quarter of 2005 totaled $457,000 compared to $132,000 as of August 28, 2004. These purchases were financed internally with the Company's cash, and included automated production and test equipment.

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

Outlook
-------

New orders for the third quarter and year-to-date 2005 totaled $5,527,000 and $14,676,000, respectively, compared to $5,158,000 and $15,456,000 for the comparable periods of 2004 or an increase of 7.2% and a decrease of 5.1% respectively.

The Company's major new orders received in the third quarter of 2005 were $500,000 for custom design assemblies and $400,000 for microcircuits for industrial applications, $1,700,000 for custom and new standard solid state relays and solid state power controller products for military and space applications and $900,000 for standard optoelectronics products sold through distribution channels.

The major year to date decrease was reduced customer nonrecurring engineering funding releases of approximately $1,000,000 and a reduction of $2,400,000 in new orders from one customer in the industrial semiconductor business offset by new orders of $1,700,000 for a new custom optoelectronic assembly for an existing customer, $700,000 from one medical device company and new orders for custom and new standard products for military and space applications totaling $2,100,0000.

Backlog totaled $10,044,000 on August 27, 2005 compared to $7,809,000 as of August 28, 2004 and $9,292,000 on November 30, 2004. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 11% in the commercial market, 57% in the military market, and 32% in the space market.


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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,740,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of August 27, 2005 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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



                            MICROPAC INDUSTRIES, INC.



October 11, 2005                                          /s/ Connie Wood
Date                                                     -----------------------
                                                         Connie Wood
                                                         Chief Executive Officer

October 11, 2005                                          /s/ Patrick Cefalu
Date                                                     -----------------------
                                                         Patrick Cefalu
                                                         Chief Financial Officer