Form 10KSB/A
period 2004-11-30
MICROPAC INDUSTRIES INC
filed 2005-11-22
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                 Second Amended
                                  Form 10-KSB/A
                             Dated November 22, 2005


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

________________________________       _________________________________________

________________________________       _________________________________________


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


Based on approximately 22,544 shares publicly traded during November 2004, the aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the average of the bid and asked prices reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2004 was approximately $2,660,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's only class of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2004.

                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated January 28, 2005 for the Annual Meeting of Shareholders to be held on March 4, 2005 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

              EXPLANATORY NOTE TO AMENDMENT NO. 2 ON FORM 10-KSB/A

         This is Amendment No. 2 to the Registrant's annual report on Form 10-KSB for the year ended November 30, 2004, which was originally filed with the Securities and Exchange Commission on January 31, 2005 as amended by Amendment No. 1 filed with the Securities and Exchange Commission on August 22, 2005. This Amendment No. 2 is being filed in response to comments provided by the SEC staff in a Comment Letter dated November 9, 2005.

         Cover Page has been revised to reflect the aggregate market value of the voting common stock held by non-affiliates of the registrant.

         Item 8A, "Controls and Procedures" of the Form 10-KSB has been modified or revised in this Amendment No. 2 to reflect modifications and/or additional information requested in the SEC Comment Letter.

         Item 14, Exhibits and Reports has been modified or revised in this Amendment No. 2 to reflect modifications and/or additional information requested in the SEC Comment Letter.

         This Amendment No. 2 does not modify or update disclosures presented in the original Form 10-KSB, except as required to reflect the modifications or additional information in Item 8A, "Controls and Procedures" and Item 14, Exhibits and Reports requested in the SEC Comment Letter. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-KSB, including Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2004 (which was filed with the Securities and Exchange Commission on January 31, 2005) to expand disclosures, add items that were incorporated by reference, and add exhibits which was filed with the Securities and Exchange Commission on August 22, 2005.

Item 8A. Controls and Procedures
--------------------------------

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective.

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

         10.2     Promissory Note

         10.3     Employment Agreement Of Chief Executive Officer

         10.4     Employment Agreement of Chief Financial Officer

         10.5     Employment Agreement of Chief Operating Officer

         10.7     Shareholder Agreement

         10.8 Ancillary Agreement dated February 19, 1987 by and between the Company, the Hempels and the Proxy Holders

         10.10    Consent of Independent Third Party on Stock Purchase

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MICROPAC INDUSTRIES, INC.



                                                By: /s/ Mark King
                                                   -----------------------------
                                                   Mark King, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)




                                                By: /s/ Patrick Cefalu
                                                   -----------------------------
                                                   Patrick Cefalu, CFO and
                                                   Principal Accounting Officer

Dated:  11/22/2005