Form 10KSB
period 2005-11-30
MICROPAC INDUSTRIES INC
filed 2006-02-10
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-KSB
                             Dated February 10, 2006


(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended November 30, 2005


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

                           COMMON STOCK $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for its most recent fiscal year: $19,030,000

Based on approximately 32,578 shares publicly traded during November 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the average prices reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2005 was approximately $5,762,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's only class of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2005.


                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated February 10, 2006 for the Annual Meeting of Shareholders to be held on March 3, 2006 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

Item 1. Description of Business
-------------------------------

INTRODUCTION

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

The Company's facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level); MIL-PRF-19500 JANS (space level), MIL-PRF-28750 (class K space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is compliant to AS9100-Aerospace Industry standard for supplier certification.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 540 shareholders on November 30, 2005.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 49% of the Company's sales for the fiscal year ended November 30, 2005, and 50% in fiscal 2004; standard components are estimated to account for approximately 51% of the Company's sales for the fiscal year ended November 30, 2005, and 50% for fiscal 2004.

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

Micropac's products are primarily sold to original equipment manufacturers (OEM) who serve the following major markets:
         Military/Aerospace - aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
         Space - control circuitry, power monitoring and sensing
         Industrial - power control equipment, robotics
         Medical

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

The Company is not currently impacted by export restrictions on sensitive technology. Five (5) of the Company's principal product families require government approval. Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534, MIL-PRF-19500 and MIL-PRF-28750. We expect to maintain these certifications and qualifications; however, the loss of any of these certifications would have a significant impact on our business.

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

In 2005, the Company's investment in technology through research and development, which was expensed, totals approximately $531,000 ($438,000 in 2004). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

The Company introduced new Solid State Power Controllers (SPPC) as the next generation of solid state relays with enhanced ruggedness and voltage and current carrying capabilities. Micropac's SSPCs feature both an instantaneous over current trip as well as I^2T which compares power used over time. These devices range from 28VDC to 400VDC and from 5Amps to 40Amps. The SSPC Product Family is fully capable of being Class K screened per MIL-PRF 38534. Radiation tolerant versions of these products are also available. Micropac strives to provide the greatest power density per package volume and strives to meet the stringent efficiency requirements of customers in today's market.

In addition to the Company's investment in research and development, various customers paid the Company approximately $208,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS
---------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 10% of the sales for fiscal year 2005 (25% in 2004) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. In 2005 this customer, Advanced Energy Industries, Inc., accounted for 17% of international sales, and their contract manufacturer in China, Celestica, accounted for 21% of international sales. During 2005, these two customers accounted for 2% and 2% of the Company's total sales compared to 9% and 10% for the year ended November 30, 2004. Advanced Energy has been a major customer since 1996 and averaged 15% of the Company's sales during this 10 year period from a high of 20% to a low of 2%.

Sales through the Company's distribution channels were $4,672,000 in 2005 compared to $3,041,000 in 2004 or 25% and 20% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 70% of the Company's fiscal net sales in 2005 compared to 64% in 2004.

The Company's major customers are Lockheed Martin, Northrop Grumman, Boeing, Raytheon, BAE, Honeywell, Rockwell Int'l, Newport, Advanced Energy, and St. Jude.

At any time a single customer may have a disproportionate and material impact on the company's operations and profit and loss.

BACKLOG
-------

At November 30, 2005, the Company had a backlog of unfilled orders totaling approximately $9,319,000 compared to approximately $9,292,000 at November 30, 2004. The Company expects to complete and ship most of its November 30, 2005 backlog during fiscal 2006.

EMPLOYEES
---------

At November 30, 2005, the Company had 146 full-time employees (compared to 121 at November 30, 2004), of which 25 were executive and managerial employees, 31 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 70 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

The hybrid microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers and regulators accounted for 36% of the Company's business in 2005, and the Optoelectronics product line accounted for 64% of the Company's business in 2005, compared to 53% and 47% in 2004. One customer, Newport, accounted for 15% of the revenue increase in the Optoelectronics product line.

There are approximately 46 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM's, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit business. Some of the Company's primary competitors are Teledyne Industries, Inc., M.S. Kennedy, Aeroflex, Agilent, Optek, and Isolink.

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

Majority shareholder ability to control the election of the Board of Directors

The majority shareholder has the ability to control the election of the Company's Board of Directors and elect individuals who may be more sympathetic to such majority shareholders' desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders

Availability of public share for purchase and sale

A small number of shares is available for public purchase and sale. As a result the company's reported share price may be subject to extreme fluxuations due in part to the small number of shares traded at any time.

Pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its original equipment manufacturer (OEM) customers. In some cases, the Company customers request the review of pricing for possible reduction in selling price on future orders. This requires the Company to improve its productivity and to request similar price reductions from its supplier chain. If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders reducing the product gross margins and affecting the Company's net earnings in order to receive future orders from the customer. However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas and subcontracts portions of the Company manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability. The Company has no liability for the Mexico operations. The Company maintains worker's compensation insurance and general liability insurance for protection of its employees and for protection of the Company's assets in Garland, Texas. In addition to the basic policies mentioned, the Company maintains an umbrella insurance policy. The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business. In the opinion of the Company's management, and its' insurance advisors, the Company is adequately insured; however, the Company's financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

The Company employs an International Sales Manager in Bremen, Germany who coordinates sales to Western European customers made by independent representatives. The sales manager maintains an office in a private residence. The Company does not lease or own any real property in Germany, or any other foreign country.

Item 3. Legal Proceedings
-------------------------

The  Company  is  not  involved  in  any  material   current  or  pending  legal
proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2005.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2005, there were approximately 540 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

                                                        High               Low
 Fiscal Year Ended November 30, 2005
      Fourth Quarter                                    $9.50             $6.60
      Third Quarter                                     $8.00             $5.62
      Second Quarter                                    $7.75             $5.00
      First Quarter                                     $6.31             $3.75

Fiscal Year Ended November, 30, 2004
      Fourth Quarter                                    $4.20             $3.50
      Third Quarter                                     $4.50             $3.25
      Second Quarter                                    $3.75             $2.05
      First Quarter                                     $2.50             $1.77

During the three (3) month period  ending on November  30,  2005,  approximately
109,994 shares of the Company's common stock was reportedly traded in the over-the-counter market at a reported price range of $6.60 to $9.50 per share. For the two (2) year period ending November 30, 2005, approximately 996,897 shares of the Company's common stock were reportedly traded in the over-the-counter market at prices ranging from a low of $2.05 to a high of $9.50. Due to this average monthly volume of approximately 41,537 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company's common stock held by non-affiliates.

Our stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

There are no plans to make the dividend permanent.


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------


The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$6,250,000   plus   75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. To date, the Company has not used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $1,309,000 net in cash flows from operations in 2005. Cash influx came primarily from the combination of net income totaling $2,176,000; recovery of depreciation totaling $247,000, increase of accrued compensation of $202,000, increase in other accrued liabilities of $106,000, increase in accounts payable of $381,000, and a decrease in prepaid expense of $14,000. Cash was used to increase inventory $843,000, accounts receivables increased by $731,000, net deferred tax assets increased $84,000 and a decrease in income tax liabilities of $159,000. Inventories increased due to the purchase of long lead items for shipments within the first half of 2006. Day's sales in accounts receivables totaled approximately 53.0 days as of November 30, 2005, compared to
53.0 days at November 30, 2004.

The Company used $497,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2005 compared to $182,000 in 2004.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

As of November 30, 2005, the Company had $1,722,000 in cash and cash equivalents and $2,527,000 in short term investments compared to $1,239,000 in cash and cash equivalents and $2,507,000 in short term investments on November 30, 2004.

Company management believes it will meet its 2006 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2005.

Results of Operations 2005 vs. 2004
-----------------------------------

                              Three Months Ended          Twelve Months Ended
                            11/30/05      11/30/04       11/30/05       11/30/04

Net Sales                    100.0%        100.0%         100.0%         100.0%

Cost of sales                 66.5%         57.1%          62.4%          65.0%
R & D                          2.6%          5.3%           2.8%           2.9%
S, G, & A                     17.3%         18.7%          17.0%          17.6%
  Total Cost & Exp            86.4%         81.1%          82.2%          85.5%

Operating Income              13.6%         18.9%          17.8%          14.5%

Other and Interest Income      0.8%          0.3%           0.5%           0.2%

Income Before Income Taxes    14.4%         19.2%          18.3%          14.7%

Provision for taxes            5.1%          7.2%           6.9%           5.6%

Net Income                     9.3%         12.0%          11.4%           9.1%



Sales in 2005 were approximately $19,030,000, an increase of 23.9% or $3,674,000 compared to 2004 sales. The increase in sales is primarily attributable to continued improved business conditions in the Company's major market segments. Increased sales from the introduction of new solid state power controller
products   and  standard   solid  state   relays,   combined   with  new  custom
optoelectronic assemblies and increased requirements for standard optocouplers have improved the Company's performance in 2005.

The Company's management expects sales and profits to decrease in 2006, based on the completion of significant long-term contracts on custom optoelectronics assemblies, certain space product contracts, and further reduced requirements for microcircuits supplied to semiconductor equipment manufacturers.

New orders for fiscal year 2005 total $19,077,000 compared to $20,946,000 for fiscal 2004. Approximately $11,078,000 of the new orders received in 2005 was delivered to customers in 2005, along with approximately $7,981,000 of the Company's $9,292,000 ending backlog on November 30, 2004.

The Company's backlog as of November 30, 2005, was approximately $9,319,000, compared to approximately $9,292,000 on November 30, 2004.

Custom-designed components are estimated to account for approximately 49% of the Company's sales for the fiscal year ended November 30, 2005, and 50% in fiscal 2004; standard components are estimated to account for approximately 51% of the Company's sales for the fiscal year ended November 30, 2005, and 50% for fiscal 2004.

Approximately 10% of the sales for fiscal year 2005 (25% in 2004) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. One major industrial customer has opened an operation in China and during 2004 moved a major part of their domestic operations to China. In 2005 this customer, Advanced Energy Industries, Inc., accounted for 17% of international sales, and their contract manufacturer in China, Celestica, accounted for 21% of international sales. During 2005, these two customers accounted for 2% and 2% of the Company's total sales compared to 9% and 10% for the year ended November 30, 2004.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 70% of the Company's fiscal net sales in 2005 compared to 64% in 2004.

During 2005 one customer, Newport accounted for 15% of the Company's sales, compared to two customers Advanced Energy and Celestica that accounted for 9% and 10% for the year ended November 30, 2004. During 2005, Advanced Energy and Celestica accounted for 2% and 2% of the Company's total sales. Advanced Energy has been a major customer since 1996 and averaged 15% of the Company's sales during this 10 year period from a high of 20% to a low of 2%.

Sales for 2005 compared to 2004 increased 3% in the commercial market, 44% in the military market, and 9% in the space market.

Cost of sales, as a percentage of net sales, was 62.4% in 2005 compared to 65.0% in 2004. The decrease of 2.6% is attributable to stable operating expense on higher sales volume; changes in product mix, and yield improvements on certain products. In actual dollars, cost of sales increased $1,898,000 for 2005, versus 2004.

Expenses for research and development total $531,000 in 2005 compared to $438,000 in 2004. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, detectors, hall-effect devices; and enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses total 17.0% of net sales in 2005, compared to 17.6% in 2004, based on higher sales. In dollars expensed, selling, general and administrative expenses totaled $3,237,000 in 2005 compared to $2,709,000 in 2004, an increase of $528,000, attributable to increased selling expense and cost associated with internal control documentation and testing.

Interest income for fiscal 2005 totaled $87,000 compared to $32,000 for fiscal 2004. The increase is related to higher interest rates on the Company's investments.

Income before taxes for fiscal 2005 was approximately $3,485,000 or 18.3% of net sales, compared to $2,265,000 or 14.7% of net sales in fiscal 2004. Net income after taxes totaled approximately $2,176,000 or $.84 per share in 2005 versus 2004 net earnings of $1,408,000 or $.55 per share. Net income after taxes increased $768,000 in 2005 compared to 2004, primarily attributable to higher gross profit margin and continued control of overhead and general and administrative expenses. One customer for custom optoelectronics assemblies accounted for approximately 25% of the net income. Based on the completion of this contract, and lower anticipated sales in 2006, the Company's management expects net income to decrease.

New Accounting Standards
------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We anticipate that this pronouncement will not have a material effect on the financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until January 1, 2006. We expect to adopt SFAS No. 123R as required. We anticipate that adoption of this Standard could have a material effect on the financial statements if the Company decided to utilize stock options to compensate employees and members of the Board of Directors.

In May 2005 the FASB issued SFAS 154 "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 19 through 26 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.

         18       Report of Independent Registered Public Accounting Firm

         19       Balance Sheets as of
                  November 30, 2005 and 2004

         20       Statements of Income for the years ended
                  November 30, 2005 and  2004

         21 Statements of Shareholders' Equity for the years ended November 30, 2005 and 2004

         22       Statements of Cash Flows for the years ended
                  November 30, 2005  and 2004

         23-26 Notes to Financial Statements for the years ended November 30, 2005 and 2004


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------


None

Item 8A. Controls and Procedures
--------------------------------

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective

                                    PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders, as set forth below. The 2006 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 10, 2006.


Item 9.  Directors & Executive Officers of The Registrant

The information set forth in the 2006 Proxy Statement under the headings "Election of Directors", and "Principal Stockholders and Stockholdings of Management", is incorporated herein by reference.

                                    Position(s) With
Name                  Age             the Company                 Director Since
----                  ---           ----------------              --------------

H. Kent Hearn         69      Director and Member of Audit
                              Committee                            February 1983

Heinz-Werner Hempel   77      Director and Member of Audit
                              Committee                            February 1997

James K. Murphey      63      Director and Member of Audit
                              Committee                             March 1990

Nicholas Nadolsky     72      Director and Member of Audit
                              Committee                             May 2004

Connie Wood           66      Director and Member of Audit
                              Committee, Former CEO and President   May 2002

Mark King             51      Director, CEO, President and
                              Member of Audit Committee             October 2005

Patrick Cefalu         48     CFO, Vice President




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

Mr. Nadolsky served as the Company's Chief Executive Officer and Chairman of the Board until his medical leave of absence beginning May 2002. Mr. Nadolsky retired from the Company in May 2004.

Mrs. Wood is the former Chief Executive Officer and President of the Company, having retired in October 2005, and serving as a full-time consultant until December 31, 2005. Mrs. Wood was elected as Chief Executive Officer in May 2002. Prior to May 2002, Mrs. Wood was President and Chief Operating Officer of the Company.

Mr. King is the Chief Executive Officer and President of the Company. Prior to November 2002, Mr. King was President and Chief Operating Officer of Lucas Benning Power Electronics. Mr. King joined the company in November of 2002 as the Chief Operating Officer and was elected as Chief Executive Officer, President and Board Member in October 2005.

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

The Board of Directors does not have a nominating or compensation committee or committees performing similar functions. The Board of Directors formed an Audit Committee on May 13, 2002. The members of the Audit Committee are the members of the Board of Directors.

The Board of Directors has discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Directors have considered and reviewed with the independent auditors their audit plans, the scope of the audit, and the identification of audit risks.

The Board of Directors has reviewed the Company's audited financial statements for the fiscal year ended November 30, 2005, and discussed them with management and the Company's independent auditors. Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent auditors have the responsibility for the audit of those statements. Based on this and discussions with management and the independent auditors, the Board of Directors has recommended that the Company's audited financial statements be included in its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, for filing with the Securities and Exchange Commission. It is not the duty of the Directors to plan or conduct audits, to determine that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States. Those responsibilities belong to management and the Company's independent auditors. In giving its recommendations, the Directors considered (a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States, and (b) the report of the Company's independent auditors with respect to such financial statements.

The Board of Directors has received and reviewed written disclosures and a letter from the independent accountants required by the Independence Standards Board Standard No. 1, entitled "Independence Discussions with Audit Committee," as amended to date, and has discussed with the independent accountants their independence from management.

The Board of Directors held nine (9) board meetings during the year ended November 2005. Directors receive a fee of $500.00 for each meeting.

The Audit Committee held four (4) meetings during the year ended November 30, 2005. Members of the Audit Committee received a fee of $500.00 for each meeting.

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


Item 10.  Executive Compensation
--------------------------------

The  information  set  forth in the  2006  Proxy  Statement  under  the  heading
"Management Remuneration and Transactions", is incorporated herein by reference.

The following table shows as of November 30, 2005, all cash compensation paid to, or accrued and vested for the account of Ms. Connie Wood, Past President and Chief Executive Officer, Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mrs. Wood,
Mr. King and Mr. Cefalu received no non-cash compensation during 2005.

The company does not have any equity compensation plans.

                                      Annual Compensation
                                      -------------------

Name and                              Annual                        Other            All Other
Principal Position          Year      Salary        Bonus    Annual Compensation   Compensation
                                                                    (a)                (b)
==================================================================================================
Connie Wood,                2005    $183,294.58    $14,500         $6,500           $23,693.18
Past President and          2004    $172,394.28    $10,000         $6,000           $27,194.25
Chief Executive             2003    $156,000.00       -0-            -0-            $18,490.51
Officer (1)

Mark King,                  2005    $163,395.50    $14,500           $500           $13,383.62
President and               2004    $155,333.82    $ 2,000           -0-            $10,225.38
Chief Executive Officer     2003    $150,000.00       -0-            -0-             $6,467.79

Patrick Cefalu,             2005    $  90,906.21   $14,500           -0-            $10,749.07
Vice President and
Chief Financial Officer (2)

     (a)  Reflects fees for Board meetings and Audit Committee meetings
     (b) Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; and
          reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.
================================================================================
     (1)  Effective May 1, 2002,  the Company and Connie Wood entered into a two
          (2) year employment agreement at an annual salary of $156,000. The employment agreement was amended effective May 1, 2004 to increase Mrs. Wood's salary to $180,000 and to extend the term for a period of three years from said date. Mrs. Wood retired as President and CEO effective October 12, 2005, and has remained as a full-time consultant until December 31, 2005.
     (2) Mr. Cefalu joined the Company in July 2001; however, total compensation is not reported before fiscal year 2005, as annual salary and bonus did not exceed $100,000.

Amounts  included in other annual  compensations  relating to director and audit
--------------------------------------------------------------------------------
committee fees
--------------

The Board of Directors held nine (9) board meetings during the year ended November 2004. Directors receive a fee of $500.00 for each meeting. Mrs. Wood received fees of $4,500 and Mr. King received fees of $500 which amount is included in the "Other Annual Compensation" column.

The Audit Committee held four (4) meetings during the year ended November 30, 2005. Members of the Audit Committee received a fee of $500.00 for each meeting. Mrs. Wood received Audit Committee fees of $2,000 which amount is included in the "Other Annual Compensation" column.

Amount included in all other compensation relating to employee benefit plans
----------------------------------------------------------------------------

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2005, Mrs. Wood received $11,875.20, Mr. King received $2,656.24 and Mr. Cefalu received $7,863.45 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

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

During the fiscal year ended November 30, 2005, the Company made contributions to the Plan for Mrs. Wood in the amount of $11,817.83 and for Mr. King in the amount of $10,727.38, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company's officers provides that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2005, Mr. Cefalu elected to be paid for all prior unused vacation time in the amount of $2,885.62, which is included in the "All Other Compensation" column shown in the preceding remuneration table.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information set forth in the 2006 Proxy Statement under the heading "Principal Stockholders and Stockholdings of Management" is incorporated herein by reference.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address                         Number of Shares          Percent
of Beneficial Owner                     Beneficially Owned        of Class(1)
-------------------                     ------------------        -----------

Heinz-Werner Hempel (2)(3)                  1,952,577                75.7%
Hanseatische Waren-Gesellschaft
    MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)                               3,500              Less than .2
1409 Briar Hollow
Garland, Texas 75043

James K. Murphey (3)                              -0-                   -
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Nicholas Nadolsky (3)                             -0-                   -
1322 Briar Hollow
Garland, Texas 75043

Connie Wood (3)                                   6,000            Less than .2%
106 Cedarview
Rockwall, Texas 75087

Mark King(3)                                        -0-                 -
2905 Wyndham Lane
Richardson, Texas 75082

Patrick Cefalu                                      -0-                 -
8706 Arborside
Rowlett, Texas 75089

All officers and directors                    1,962,077              76.1%
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


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth in the 2006 Proxy Statement under the heading "Management Remuneration and Transactions" is incorporated herein by reference.

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $40,000 for the fiscal year ended November 30, 2005. In April 2004, the lease was renewed for three (3) years at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Item 13.  Principal Accountant Fees and Services
------------------------------------------------

The information set forth in the 2006 Proxy Statement under the heading "Independent Public Accountants" and "Audit Fees" is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2005.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

KPMG LLP fees for professional services for the audit of the Company's financial statements for 2005 and the review of the interim financial statements included in the Quarterly Reports is $96,700.

In addition to the audit fees, KPMG LLP fees for tax advisory and 2005 tax return preparation services will be $24,500.


Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)      Exhibits

                  10.1 Supplier Contract - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.2 Loan Agreement - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.3 Employment Contract Of Chief Executive Officer - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.4 Employment Contract of Chief Financial Officer - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.5 Employment Contract of Chief Operating Officer - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.6 Code of Conduct for Officers - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.7 Agreement with Mr. Nicholas Nodalsky - incorporated by reference to the Registrant's 10KSB/A filed on August 23, 2005

                  10.8 Agreement with Mr. Hempel - incorporated by reference to the Registrant's 10KSB/A filed on November 22, 2005

                  10.9 Micropac Industries, Inc. 2001 Employee Stock Option Plan -incorporated by reference to the Registrant's Form S-8 (File No. 333-67560), filed August 16, 2001

                  10.10    Consent of Independent  Third Party on Stock Purchase
                           - incorporated by reference to the Registrant's 10KSB/A filed on November 22, 2005

                  10.11    Employment Contract Of Chief Executive Officer

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes- Oxley Act of 2004

                  31.2     Certification of Chief Accounting Officer pursuant to
                           Section 302 of the Sarbanes- Oxley Act of 2004

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2004.

                  32.2     Certification of Chief Accounting Officer pursuant to
                           U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2004.

         (b)      Form 8K -

                  On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

                  On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.05 per share to all shareholders of record on January 30, 2004. The dividend payment was paid to shareholders on February 13, 2004.

                  At a Board of Directors meeting held on May 11, 2004, the Board of Directors unanimously elected Mr. Nicholas Nadolsky as a Member and Chairman of the Board, to serve in such positions until the next annual meeting of shareholders or until his earlier death, resignation or removal from office. There is no employment agreement between Mr. Nadolsky and the Company. Since 1980, the Company has leased a 4800 square foot building from Mr. Nadolsky, at a current annual rental of $40,000.

                  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Ms. Connie Wood, Chief Executive Officer of Micropac Industries, Inc., has retired effective October 12, 2005 after more than 36 years of service. Ms. Wood, 66, remained with the Company on a consulting basis through the end of the year, and will continue to serve on the Board of Directors. The Board of Directors elected Mr. Mark King, 51, as President and Chief Executive Officer to succeed Mrs. Wood effective October 12, 2005. In, addition, Mr. King was elected as a director and a member of the audit committee. Mr. King has been an Executive Vice President and Chief Operating Officer of Micropac Industries, Inc. since November 2002.

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


                                                MICROPAC INDUSTRIES, INC.




                                                By: /s/ Mark King
                                                   -----------------------------
                                                   Mark King, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

                                                By: /s/ Patrick Cefalu
                                                   -----------------------------
                                                   Patrick Cefalu, CFO and
                                                   Principal Accounting Officer

Dated:  02/08/2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/10/2006

 /s/ Connie Wood                                    /s/ H. Kent Hearn
-----------------------------                      -----------------------------
Connie Wood, Director                              H. Kent Hearn, Director

 /s/ James K. Murphey                              /s/ Heinz-Werner Hempel
-----------------------------                      -----------------------------
James K. Murphey, Director                         Heinz-Werner Hempel, Director

 /s/ Nicholas Nadolsky                              /s/ Mark King
-----------------------------                      -----------------------------
Nicholas Nadolsky, Director                        Mark King, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2005 and 2004, and the related statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ending November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ending November 30, 2005 in conformity with U.S. generally accepted accounting principles.




                                                  KPMG LLP

Dallas, Texas,
January 27, 2006


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                           NOVEMBER 30, 2005 AND 2004
                    (Dollars in thousands except share data)

                                     ASSETS
                                     ------

                                                                 2005        2004
                                                               --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                  $  1,722    $  1,239
    Short-term investments                                        2,527       2,507
    Receivables, net of allowance for doubtful accounts
      of  $89 for 2005 and $121 for 2004                          3,057       2,326
    Inventories
      Raw materials and supplies                                  1,825       1,354
      Work-in-process                                             1,718       1,346
                                                               --------    --------
                  Total inventories                               3,543       2,700

    Deferred income taxes                                           614         528
      Prepaid expenses and other assets                              76          90
                                                               --------    --------
                  Total current assets                           11,539       9,390

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                             80          80
    Buildings                                                       498         498
    Facility improvements                                           796         796
    Machinery and equipment                                       5,689       5,200
    Furniture and fixtures                                          487         479
                                                               --------    --------
        Total property, plant, and equipment                      7,550       7,053
    Less- accumulated depreciation                               (6,338)     (6,091)
                                                               --------    --------
        Net property, plant, and equipment                        1,212         962
                                                               --------    --------


                  Total assets                                 $ 12,751    $ 10,352
                                                               ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                           $    768    $    387
    Accrued compensation                                            690         488
    Accrued professional fees                                        28          11
    Income taxes payable                                            147         306
    Property taxes                                                   54          66
    Commissions payable                                              52          46
    Deferred revenue                                                499         404
    Other accrued liabilities                                        17          17
                                                               --------    --------
                  Total current liabilities                       2,255       1,725

DEFERRED INCOME TAXES                                                74          72
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000
      shares 3,078,315 issued 2,578,315 outstanding
      at November 30, 2005 and November 30, 2004                    308         308
    Paid-in capital                                                 885         885
    Treasury stock, at cost, 500,000 shares                      (1,250)     (1,250)
    Retained earnings                                            10,479       8,612
                                                               --------    --------
                  Total shareholders' equity                     10,422       8,555
                                                               --------    --------

                  Total liabilities and shareholders' equity   $ 12,751    $ 10,352
                                                               ========    ========



                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED NOVEMBER 30,
                            2005 AND 2004 (Dollars in
                          thousands except share data)



                                                               2005           2004
                                                           -----------    -----------
NET SALES                                                  $    19,030    $    15,356

COSTS AND EXPENSES:
Cost of sales                                                   11,874          9,976
Research and development                                           531            438
Selling, general, and administrative expenses                    3,237          2,709
                                                           -----------    -----------

                  Total costs and expenses                      15,642         13,123
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                3,388          2,233

Other income                                                        10           --
Interest income                                                     87             32
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       3,485          2,265

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                      1,393            996
    Deferred                                                       (84)          (139)
                                                           -----------    -----------

          Total provision for current and deferred taxes         1,309            857
                                                           -----------    -----------

NET INCOME                                                 $     2,176    $     1,408
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $       .84    $       .55
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,578,315      2,578,315
                                                           ===========    ===========







                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004
                             (Dollars in thousands)



                              Common      Paid-in    Treasury    Retained
                               Stock      Capital      Stock     Earnings      Total
                             --------    --------    --------    --------    --------

BALANCE, November 30, 2003   $    308    $    885    $ (1,250)   $  7,333    $  7,276

    Dividend                     (129)       (129)
    Net income                   --          --          --         1,408       1,408
                             --------    --------    --------    --------    --------

BALANCE, November 30, 2004        308         885      (1,250)      8,612       8,555
                             --------    --------    --------    --------    --------

    Dividend                     --          --          --          (309)       (309)
    Net income                   --          --          --         2,176       2,176
                             --------    --------    --------    --------    --------

BALANCE, November 30, 2005   $    308    $    885    $ (1,250)   $ 10,479    $ 10,422
                             ========    ========    ========    ========    ========
















                See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004
                             (Dollars in thousands)

                                                                            2005       2004
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 2,176    $ 1,408
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                      247        222
           Deferred tax benefit                                               (84)      (139)
    Changes in certain current assets and liabilities-
               Increase in receivables, net                                  (731)      (449)
               Increase in inventories                                       (843)      (911)
               Decrease (increase) in prepaid expenses and other assets        14        (19)
               Increase in accounts payable                                   381         79
               Increase in accrued compensation                               202        249
               (Decrease) increase in income taxes payable                   (159)       196
               Increase in all other accrued liabilities                      106        272
                                                                          -------    -------

                  Net cash provided by operating activities                 1,309        908
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of investments                                            (20)    (1,695)
Additions to property, plant, and equipment                                  (497)      (182)
                                                                          -------    -------

                  Net cash used in investing activities                      (517)    (1,877)
                                                                          -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Dividends paid                                                    (309)      (129)
                                                                          -------    -------

                  Net cash used in financing activities                      (309)      (129)
                                                                          -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          483     (1,098)

CASH AND CASH EQUIVALENTS, beginning of year                                1,239      2,337
                                                                          -------    -------

CASH AND CASH EQUIVALENTS, end of year                                    $ 1,722    $ 1,239
                                                                          =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received               $ 1,552    $   803
                                                                          =======    =======




                See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004



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

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2005 and 2004. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and positive intent to hold to maturity. All held-to maturity securities mature within one year.

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

The Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down to market value or discounted cash flow value is required. The Company adopted SFAS 144 on December 1, 2004. The adoption of SFAS 144 did not affect the Company's financial statements.

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

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2005 and 2004, the Company had no dilutive potential common stock.

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


3.       NOTES PAYABLE TO BANKS:
         -----------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$6,250,000   plus   75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

4.       RELATED PARTIES:
         ----------------

The Company leases a building from the Company's Chairman of the Board of Directors. A lease was signed on July 1, 1999, for a term of five (5) years and renewed in April 2004 for three (3) years under similar terms and conditions as the prior lease. Amounts paid under the lease agreement approximated $40,000 in 2005 and $39,000 in 2004.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2003, the Company's Board of Directors approved the formation of an audit committee composed of the members of the Board. It is possible that the members of the audit committee may resign from the committee if future
Securities and Exchange Commission rules establish a criteria that such individuals must be independent, due to their relationships with the Company. The Board of Directors held nine (9) board meetings during the year ended November 30, 2005. Directors receive a fee of $500.00 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2005. Members of the Audit Committee received a fee of $500.00 for each meeting.


5.       PRODUCT WARRANTIES:
         ------------------

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Currently, the only applicable item of FIN 45 relates to the impact of paragraph 14, which refers to product warranties.

Because the Company does not have extended warranties, the exposure is limited to product returns for defective products. In general, the Company warrants that the products, when delivered, will be free from defects in material workmanship under normal use and service. The obligations are limited to replacing, repairing or giving credit for, at the option of the Company, any products that are returned within one year after the date of shipment.

The Company reserves for potential warranty expense based on historical warranty experience claims. While management considers the process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require management to adjust its reserve for potential warranty costs.

Warranty expense to repair or replace products in 2005 and 2004, was $38,600 and $33,600 respectively.


6.       LEASE COMMITMENTS:
         -----------------

Rent expenses for the years ended November 30, 2005 and 2004, was approximately $44,000 and $45,000 respectively per year. The Company's future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

     2006                                                  $  40,000
     2007                                                  $  20,000
                                                           ---------
                                          Total            $  60,000
                                                           ---------


7.       EMPLOYEE BENEFITS:
         ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $178,000 in 2005 and $131,000 in 2004. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.       NEW ACCOUNTING STANDARDS
         ------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We anticipate that this pronouncement will not have a material effect on the financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until January 1, 2006. We expect to adopt SFAS No. 123R as required. We anticipate that adoption of this Standard may have a material effect on the financial statements if the Company decided to utilize stock options to compensate employees and members of the Board of Directors.

In May 2005 the FASB issued SFAS 154 "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005


9.       INCOME TAXES:
         ------------
The income tax provision consisted of the following for the years ended November
30:


                                                         2005           2004
                                                     -----------    -----------
         Current Provision:
             Federal                                 $ 1,200,000    $   854,000
             State                                       193,000        142,000
                                                     -----------    -----------
                                                       1,393,000        996,000
         Deferred Benefit:
             Federal                                     (84,000)      (139,000)
                                                     -----------    -----------

                      Total                          $ 1,309,000    $   857,000
                                                     ===========    ===========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                         2005           2004
                                                     -----------    -----------
     Tax at 34% statutory rate                       $ 1,185,000    $   770,000
     State income taxes, net of federal benefit          119,000         82,000
     Permanent differences and other                       5,000          5,000
                                                     -----------    -----------

              Income tax provision                   $ 1,309,000    $   857,000
                                                     ===========    ===========


The components of deferred tax assets and liabilities were as follows:

                                               November 30, 2005   November 30, 2004
                                               -----------------   -----------------
     Current Deferred Taxes -
          Allowance for doubtful accounts      $          33,000   $          45,000
          Inventory                                      319,000             280,000
          Accrued liabilities and other                  262,000             203,000
                                               -----------------   -----------------
              Net current deferred tax asset   $         614,000   $         528,000
                                               -----------------   -----------------

     Non-current Deferred Taxes Liability
          Depreciation and other               $          74,000   $          72,000
                                               -----------------   -----------------

              Net deferred taxes               $         540,000   $         456,000
                                               =================   =================

10.      SIGNIFICANT CUSTOMER INFORMATION:
         ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales result primarily from subcontracts with customers for ultimate production and delivery to the United States government. Sales to primary contractors for defense and space related contracts accounted for 70% of total sales in 2005 and 64% of total sales in 2004. During 2005 one customer, Newport, accounted for 15% of the Company's sales, compared to two customers, Advanced Energy and Celestica, that accounted for 9% and 10% of the Company's sales for the year ended November 30, 2004. During 2005, Advanced Energy and Celestica accounted for 2% and 2% of the Company's total sales. Advanced Energy has been a major customer since 1996 and averaged 15% of the Company's sales during this 10 year period from a high of 20% to a low of 2%.

11.      SHAREHOLDERS' EQUITY:
         --------------------

On November 30, 2005, there were approximately 540 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

On January 8, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.05 per share for shareholders of record as of January 30, 2004. This dividend was paid to the Company's shareholders on February 13, 2004.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2005, there were 500,000 options available to be granted; however, no options had been granted at year-end.

12.      SUBSEQUENT EVENTS
         -----------------

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend payment will be paid to shareholders on or about February 10, 2006.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2005


                                NICHOLAS NADOLSKY
                              Chairman of the Board
                            Micropac Industries, Inc

                                   CONNIE WOOD
                         Retired Chief Executive Officer
                            Micropac Industries, Inc.

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                                   Stockbroker
                          Milkie-Ferguson, Dallas, Tx.


                                JAMES K. MURPHEY
                               Corporate Attorney
                     Glast, Phillips and Murray, Dallas, Tx.

                                    MARK KING
                             Chief Executive Officer
                            Micropac Industries, Inc.

                                 PATRICK CEFALU
                             Chief Financial Officer
                            Micropac Industries, Inc.











LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
Glast, Phillips and Murray                            Securities Transfer
Dallas, Tx                                            Frisco, Texas