Form 10QSB
period 2006-02-25
MICROPAC INDUSTRIES INC
filed 2006-04-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 25, 2006


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



On February 25, 2006, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 25, 2006

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                      Condensed Statements of Operations for the three months ended February 25, 2006 and February 26, 2005 Condensed Balance Sheets as of February 25, 2006 and November 30, 2005 Condensed Statements of Cash Flows for the three months ended February 25, 2006 and February 26, 2005 Notes to Financial Statements

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                         For three months ended
                                                         2/25/06        2/26/05
                                                       -----------    -----------

NET SALES                                              $     4,407    $     4,313

COST AND EXPENSES:

    Cost of goods sold                                      (2,996)        (2,651)

    Research and development                                   (80)          (116)

    Selling, general & administrative expenses                (763)          (758)
                                                       -----------    -----------

           Total cost and expenses                          (3,839)        (3,525)


OPERATING INCOME BEFORE INTEREST                               568            788
   AND INCOME TAXES

    Interest income                                             34             15
                                                       -----------    -----------

INCOME BEFORE TAXES                                            602            803

    Provision for taxes                                       (229)          (305)
                                                       -----------    -----------

NET INCOME                                             $       373    $       498
                                                       ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED                $      0.14    $      0.19

DIVIDENDS PER SHARE                                    $      0.15    $      0.12

WEIGHTED AVERAGE NUMBER OF SHARES, Basic and diluted     2,578,315      2,578,315


                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                         2/25/06    11/30/05
                                                                      --------    --------

     Cash and cash equivalents                                        $    657    $  1,722
     Short term investments                                              3,333       2,527
     Receivables, net of allowance for doubtful accounts of $89 on       2,926       3,057
         February 25, 2006 and $89 on November 30, 2005
     Inventories:
         Raw materials                                                   2,000       1,825
         Work-in process                                                 1,697       1,718
                                                                      --------    --------
     Total Inventories                                                   3,697       3,543
     Prepaid expenses and other current assets                              55          76
     Deferred income tax                                                   614         614
                                                                      --------    --------
                      Total current assets                              11,282      11,539
                                                                      --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                   80          80
     Buildings                                                             498         498
     Facility improvements                                                 796         796
     Machinery and equipment                                             5,741       5,689
     Furniture and fixtures                                                488         487
                                                                      --------    --------
                      Total property, plant, and equipment               7,603       7,550
         Less accumulated depreciation                                  (6,404)     (6,338)
                                                                      --------    --------
                      Net property, plant, and equipment                 1,199       1,212

                      Total assets                                    $ 12,481    $ 12,751
                                                                      ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $    605    $    768
     Accrued compensation                                                  294         690
     Other accrued liabilities                                             144         151
        Deferred revenue                                                   581         499
     Income taxes payable                                                  376         147
                                                                      --------    --------
                      Total current liabilities                          2,000       2,255
                                                                      --------    --------

DEFERRED INCOME TAXES                                                       74          74

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,         308         308
        3,078,315 issued 2,578,315 outstanding at February 25, 2006 and  November 30, 2005
     Paid-in capital                                                       885         885
     Treasury stock, 500,000 shares, at cost                            (1,250)     (1,250)
     Retained earnings                                                  10,464      10,479
                                                                      --------    --------

                      Total shareholders' equity                        10,407      10,422
                                                                      --------    --------

                      Total liabilities and shareholders' equity      $ 12,481    $ 12,751
                                                                      ========    ========





                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      For three months ended
                                                                       2/25/06      2/26/05
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $     373    $     498
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                   65           57
         Changes in current assets and liabilities:
             Accounts receivable                                            131         (275)
             Inventories                                                   (154)         (39)
             Prepaid expenses and other current assets                       21           35
             Deferred revenue                                                82          141
             Accounts payable                                              (163)         205
             Accrued compensation                                          (396)        (271)
             Other accrued liabilities                                       (7)         (41)
             Income taxes payable                                           229          176
                                                                      ---------    ---------

                  Net cash provided by operating activities                 181          486

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                             (806)         595
        Additions to property, plant and equipment                          (52)         (68)
                                                                      ---------    ---------

                  Net cash used in provided by investing activities        (858)         527

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                     (388)        (309)
                                                                      ---------    ---------

                  Net cash used in financing activities                    (388)        (309)
                                                                      ---------    ---------

Net change in cash and cash equivalents                                  (1,065)         704

Cash and Cash Equivalents at beginning of period                          1,722        1,239
                                                                      ---------    ---------

Cash and Cash Equivalents at end of period                            $     657    $   1,943
                                                                      =========    =========

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                      $       0    $     125
                                                                      =========    =========




                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 25, 2006, the cash flows for the three months ended February 25, 2006 and February 26, 2005, and the results of operations for the three months ended February 25, 2006 and February 26, 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 3

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend was paid to shareholders on February 10, 2006.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend was paid to shareholders on February 8, 2005.


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of February 25, 2006 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

On June 1, 2005 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $6,250,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 25, 2006 and February 26, 2005, the Company had no dilutive potential common stock.



Note 7

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

Results of Operations
---------------------

                                                           Three months ended
                                                         2/25/2006    2/26/2005
                                                         ---------    ---------
NET SALES                                                  100.0%       100.0%

COST AND EXPENSES:
    Cost of goods sold                                      68.0%        61.5%
    Research and development                                 1.8%         2.7%
    Selling, general & administrative expenses              17.3%        17.5%
                                                         ---------    ---------

             Total cost and expenses                        87.1%        81.7%


OPERATING INCOME BEFORE INTEREST                            12.9%        18.3%
           AND INCOME TAXES

    Interest income                                          0.8%         0.3%

INCOME BEFORE TAXES                                         13.7%        18.6%

    Provision for taxes                                      5.2%         7.1%

NET INCOME                                                   8.5%        11.5%




Sales for the first quarter ended February 25, 2006 totaled $4,407,000. Sales for the first quarter increased 2.2% or $94,000 above sales for the same period of 2005. Sales for the first quarter of 2006 compared to 2005 decreased 51% in the commercial market, increased 43% in the military market, and increased 19% in the space market. International sales increased 34%. Sales were 19% in the commercial market, 61% in the military market, and 20% in the space market compared to 40% in the commercial market, 43% in the military market, and 17% in the space market for the same period of 2005. First quarter 2006 sales decreased $880,000 in the commercial market with the completion of significant contracts for custom optoelectronics assemblies and microcircuits supplied to semiconductor equipment manufacturers, while sales through the Company's distribution channels to the military market increased $200,000 in 2006 compared to 2005. In addition, sales increased approximately $600,000 in the military market for custom optoelectronic assemblies.

Cost of goods sold for the first quarter 2006 versus 2005 totaled 68.0% and 61.5% of net sales. Cost of goods sold dollars increased $345,000 in the first quarter of 2006, compared to 2005 due to product mix changes and higher overhead expenses based on additional engineering and technical staffing begun in the second half of 2005.

Selling, general and administrative expenses for the first quarter of 2006 totaled 17.3%, compared to 17.5% for the same period in 2005. Selling, general and administrative expenses increased $5,000 in the first quarter of 2006, compared to 2005.

Net income in the first quarter of 2006 totaled $373,000, compared to $498,000 for the comparable period in 2005. Net income per share totaled $.14 and $.19 for the comparable three months of 2006 and 2005, respectively. The decrease in net income is attributable to higher cost of goods sold due to product mix changes and additional engineering and technical staffing begun in the second half of 2005.

Total assets decreased $270,000 to $12,481,000 as of February 25, 2006 from $12,751,000 as of November 30, 2005 with a decrease in cash and short-term investments of $259,000, accounts receivable decrease of $131,000, a decrease in net property, plant, and equipment of $13,000 and a decrease in prepaid expenses of $21,000.

Inventories totaled $3,679,000 at the end of the first quarter 2006 compared to $3,543,000 on November 30, 2005, an increase of $154,000. Raw materials inventories including supplies increased $175,000 since November 30, 2005, while work-in process inventories decreased $21,000. The increase in inventory is consistent with the current business level.

Current liabilities totaled $2,000,000 on February 25, 2006 representing a decrease of $255,000 from November 30, 2005; primarily associated with a decrease in accounts payable of $163,000, an increase of $229,000 in income taxes payable, a decrease in other accrued liabilities of $7,000, an increase in deferred revenue of $82,000 for advance payments from customers. Accrued compensation decreased $396,000 with the payment of bonuses to the Company's employees.

Shareholders' equity decreased $15,000 in the first three months of 2006 with a net income of $373,000 offset by the dividend payment of $388,000. Earnings per share for the three month period totaled $.14 per share.

Liquidity and Capital Resources

Cash and short-term investments as of February 25, 2006 totaled $3,990,000 compared to $4,249,000 on November 30, 2005, a decrease of $259,000. The decrease in cash and short-term investments is attributable to $181,000 net cash provided by operations, offset by the payment of a cash dividend of $388,000 and the investment of $52,000 in equipment.

Cash flows from operating activities for the quarter ending February 25, 2006 were $181,000 compared to $486,000 for the quarter ending February 26, 2005.

A special cash dividend of $388,000 was paid on February 10, 2006 to all shareholders of record on February 3, 2006.

During fiscal 2005 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $6,250,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the first quarter of 2006 totaled $4,110,000 compared to $3,946,000 for the comparable period of 2005. The Company's major new orders received in the first quarter of 2006 were for custom standard solid state relays and solid state power controller products for military and space applications and standard optoelectronics products sold through distribution channels.

Backlog totaled $9,045,000 on February 25, 2006 compared to $8,933,000 as of February 26, 2005. The majority of the backlog is shippable in the next twelve
(12) months. The Company's backlog is 11% in the commercial market, 54% in the military market, and 35% in the space market.

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

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of February 25, 2006 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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

          (b)  Reports on Form 8-K

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend was paid to shareholders on February 10, 2006


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.



April 7, 2006                                             /s/ Mark King
-------------                                            -----------------------
Date                                                     Mark King
                                                         Chief Executive Officer


April 7, 2006                                             /s/ Patrick Cefalu
-------------                                            -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer