Form 10QSB
period 2006-05-27
MICROPAC INDUSTRIES INC
filed 2006-07-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 27, 2006


              For the Transition Period from_________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                   75-1225149
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                     75040
---------------------------------------                           --------------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's Telephone Number, including Area Code                (972) 272-3571
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes               X                                               No
   ------------------------------------                             ------------


On May 27, 2006, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  May 27, 2006

                                      INDEX


PART I  -  FINANCIAL INFORMATION

           ITEM 1  -  FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and six months ended May 27, 2006 and May 28, 2005
                           Condensed Balance Sheets as of May 27, 2006 and November 30, 2005
                           Condensed Statements of Cash Flows for the six months ended May 27, 2006 and May 28, 2005
                           Notes to Financial Statements

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

SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                   Statement of Operations       Statement of Operations
                                                   For three months ended              Year-to-date
                                                   05/27/06       05/28/05       05/27/06       05/28/05
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $     4,126    $     4,690    $     8,533    $     9,003


COST AND EXPENSES:

    Cost of goods sold                                (2,634)        (2,705)        (5,630)        (5,356)

    Research and development                            (230)          (291)          (150)          (175)

    Selling, general & administrative expenses          (766)          (814)        (1,529)        (1,572)
                                                 -----------    -----------    -----------    -----------

                       Total cost and expenses        (3,550)        (3,694)        (7,389)        (7,219)
                                                 -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                         576            996          1,144          1,784
           AND INCOME TAXES

    Interest income                                       36             19             69             34
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       612    $     1,015    $     1,213    $     1,818

    Provision for taxes                                 (233)          (386)          (461)          (691)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       379    $       629    $       752    $     1,127
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $       .15    $       .24    $       .29    $       .44

DIVIDENDS PER SHARE                              $         0    $         0    $       .15    $       .12

WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      2,578,315      2,578,315      2,578,315


                 See accompanying notes to financial statements.



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                          05/27/06    11/30/05
                                                                        --------    --------
     Cash and cash equivalents                                          $  1,065    $  1,722
     Short term investments                                                2,929       2,527
        Receivables, net of allowance for doubtful accounts of $89 on      2,453       3,057
                May 27, 2006 and $89 on November 30, 2005
     Inventories:
         Raw materials                                                     2,208       1,825
         Work-in process                                                   2,127       1,718
                                                                        --------    --------
     Total inventories                                                     4,335       3,543
     Prepaid expenses and other current assets                                71          76
     Deferred income tax                                                     614         614
                                                                        --------    --------
                        Total current assets                              11,467      11,539
                                                                        --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80          80
     Buildings                                                               498         498
     Facility improvements                                                   796         796
     Machinery and equipment                                               5,793       5,689
     Furniture and fixtures                                                  488         487
                                                                        --------    --------
                        Total property, plant, and equipment               7,655       7,550
         Less accumulated depreciation                                    (6,465)     (6,338)
                                                                        --------    --------
                        Net property, plant, and equipment                 1,190       1,212
                                                                        --------    --------

                        Total assets                                    $ 12,657    $ 12,751
                                                                        ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    833    $    768
     Accrued compensation                                                    301         690
     Other accrued liabilities                                               172         151
        Deferred revenue                                                     486         499
     Income taxes payable                                                      4         147
                                                                        --------    --------
                        Total current liabilities                          1,796       2,255
                                                                        --------    --------

DEFERRED INCOME TAXES                                                         74          74

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,           308         308
          3,078,315 issued 2,578,315 outstanding at May 27, 2006 and
          November 30, 2005
     Paid-in capital                                                         885         885
       Treasury stock, 500,000 shares, at cost                            (1,250)     (1,250)
     Retained earnings                                                    10,844      10,479
                                                                        --------    --------

                        Total shareholders' equity                        10,787      10,422
                                                                        --------    --------

                        Total liabilities and shareholders' equity      $ 12,657    $ 12,751
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


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Six months ended
                                                                       05/27/06    05/28/05
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    752    $  1,127
Adjustments to reconcile net income to
      cash from operating activities:
          Depreciation and amortization
                                                                            127         118
      Changes in current assets and liabilities:
          Decrease (increase) in accounts receivable                        604        (668)
          Increase in inventories                                          (792)       (430)
          Decrease in prepaid expenses and other current assets               5          23
          Decrease in income taxes, payable and deferred                   (143)        (92)
          Increase in accounts payable                                       65         223
          Decrease in accrued compensation                                 (389)       (232)
          Increase in other accrued liabilities and deferred revenue          8          75
                                                                       --------    --------
            Net cash provided by operating activities                       237         144
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          (Increase) decrease in short term investments                    (402)        286
          Additions to property, plant and equipment                       (105)       (333)
                                                                       --------    --------
            Net cash used in investing activities                          (507)        (47)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Cash dividend                                                    (387)       (310)
                                                                       --------    --------
            Net cash used in financing activities                          (387)       (310)
                                                                       --------    --------

            Net change in cash and cash equivalents                        (657)       (213)

Cash and cash equivalents at beginning of period                          1,722       1,239
                                                                       --------    --------

Cash and cash equivalents at end of period                             $  1,065    $  1,026
                                                                       ========    ========

Supplemental Cash Flow Disclosure:

         Cash paid for income taxes                                    $    648    $    783
                                                                       ========    ========


                 See accompanying notes to financial statements.


These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 27, 2006, the cash flows for the six months ended May 27, 2006 and May 28, 2005, and the results of operations for the three months and six months ended May 27, 2006 and May 28, 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of May 27, 2006 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

On June 1, 2006 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $6,250,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended May 27, 2006 and May 28, 2005, the Company had no dilutive potential common stock.



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

Results of Operations
---------------------

                                       Three months ended      Year to Date
                                      5/27/2006  5/28/2005  5/27/2006  5/28/2005
                                      ---------  ---------  ---------  ---------
NET SALES                               100.00%    100.00%    100.00%    100.00%

COST AND EXPENSES:
  Cost of Goods Sold                     63.84%     57.68%     65.98%     59.49%
  Research and development                3.64%      3.72%      2.70%      3.23%
  Selling, general & administrative      18.57%     17.36%     17.92%     17.46%
    expenses
             Total cost and expenses     86.05%     78.76%     86.60%     80.18%


OPERATING INCOME BEFORE INTEREST         13.95%     21.24%     13.40%     19.82%
    AND INCOME TAXES

  Interest income                         0.87%      0.40%      0.82%      0.37%

INCOME BEFORE TAXES                      14.82%     21.64%     14.22%     20.19%

  Provision for taxes                     5.65%      8.23%      5.40%      7.67%

NET INCOME                                9.17%     13.41%      8.82%     12.52%

Sales for the second quarter and six months ended May 26, 2006 totaled $4,126,000 and $8,533,000, respectively. Sales for the second quarter decreased 12.0% or $564,000 below sales for the same period of 2005, while sales for the first six months of 2006 decreased 5.2% or $470,000 below the first six months of 2005. Sales decreased 41% in the commercial market, increased 10% in the military market, and increased 22% in the space market for the six months ending May 26, 2006. The decrease in sales is primarily attributable to decreased sales to one major semiconductor customer on custom optoelectronic assemblies, offset by a increase in sale of standard products to distributors and an increase in the industrial product line.

Cost of goods sold for the second quarter 2006 versus 2005 totaled 63.84% and 57.68% of net sales, respectively, while cost of goods sold for the six months of the comparable period totaled 65.98% and 59.49%, respectively. The cost of goods sold increase as a percentage of net sales of 5.12% is attributable to lower sales volume, changes in product mix, combined with stable fixed cost. As a percent of sales, overhead cost increased 5.4%, while labor and material cost were stable.

Selling, general and administrative expenses for the second quarter and first six months of 2006 totaled 18.57% and 17.92% of net sales, respectively, compared to 17.36% and 17.46% for the same period in 2005. In actual dollars expensed, selling, general and administrative expenses decreased $48,000 in the second quarter of 2006, compared to 2005, and decreased $43,000 for the first six months of 2006, versus 2005.

Net income for the second quarter and year to date 2006 totaled $379,000 and $752,000, respectively, compared to $629,000 and $1,127,000 for the comparable periods in 2005. Net income per share totaled $.29 and $.44 for the comparable six months of 2006 and 2005, respectively. The decrease in net income is associated with decreased sales to one major semiconductor customer on custom optoelectronic assemblies.

Total assets decreased $94,000 to $12,657,000 as of May 26, 2006 from $12,751,000 as of November 30, 2005 with a decrease in cash and short-term investments of $255,000, inventory increase of $792,000, accounts receivable decrease of $604,000, decrease in prepaid expense of $5,000, and a decrease in net property, plant, and equipment of $22,000.

Accounts receivable, net totaled $2,453,000 as of May 26, 2006 and represents a decrease of $604,000 since November 30, 2005, due to lower sales.

Inventories totaled $4,335,000 at the end of the second quarter 2006 compared to $3,543,000 on November 30, 2005, an increase of $792,000. Raw materials inventories increased $383,000 since November 30, 2005, while work-in-process inventories increased $409,000. The increase in raw materials and work-in-process is attributable to the purchase and receipt of long lead-time space level material. The value of these radiation tolerant parts is $571,000 in raw materials and $176,000 in work in process with a backlog value of $2,749,000.

Liabilities totaled $1,870,000 on May 26, 2006 representing a decrease of $459,000 from November 30, 2005; primarily associated with an increase in accounts payable of $65,000, a decrease of $389,000 in accrued payroll, a reduction of $143,000 in provision for income taxes, a decrease in deferred revenue of $13,000, and a increase of $21,000 in other accrued liabilities.

Shareholders' equity increased $365,000 in the first six months of 2006. Earnings per share for the six month period totaled $.29 per share.

Liquidity and Capital Resources

Cash and short-term investments as of May 26, 2006 totaled $3,994,000 compared to $4,249,000 on November 30, 2005, a decrease of $255,000. Cash flow from operations was $237,000 for the first six months offset by a cash dividend of $387,000 and $105,000 invested in automated production and test equipment.

For the six months ended May 26, 2006 cash flows from operating activities were $237,000 compared to $144,000 for the six months ended May 28, 2005.

Capital expenditures through the second quarter of 2006 totaled $105,000 compared to $333,000 as of May 28, 2005. These purchases were financed internally with the Company's cash, and included production and test equipment.

A special cash dividend of $387,000 was paid on February 3, 2006 to all shareholders of record.

On June 1, 2006 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the second quarter and year-to-date  2006 totaled  $4,260,000 and
$8,370,000,   respectively,  compared  to  $5,198,000  and  $9,148,000  for  the comparable periods of 2005 or a decrease of 18.5% and 8.5% respectively.

Backlog totaled $9,089,000 on May 26, 2006 compared to $9,422,000 as of May 28, 2005 and $9,319,000 on November 30, 2005. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 15% in the commercial market, 55% in the military market, and 30% in the space market compared to 11% in the commercial market, 67% in the military market, and 22% in the space market for the same period of 2005.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,528,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3.   CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of May 27, 2006 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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



                            MICROPAC INDUSTRIES, INC.



July 11, 2006                                             /s/ Mark King
-------------                                            -----------------------
Date                                                     Mark King
                                                         Chief Executive Officer


July 11, 2006                                             /s/ Patrick Cefalu
-------------                                            -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer