Form 10QSB/A
period 2006-05-27
MICROPAC INDUSTRIES INC
filed 2006-07-14
CIK 65759

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

              EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-QSB/A

This is Amendment No. 1 to the Registrant's quarterly report on Form 10-QSB for the quarter ended May 27, 2006, which was originally filed with the Securities and Exchange Commission on July 11, 2006. This Amendment No. 1 is being filed to change a typographical error on the research and development line of the Condensed Statement of Operations only.

As reported on 10-QSB

                                      Statement of
                                       Operations             Statement of
                                    For three months           Operations
                                          ended               Year-to-date
                                  05/27/06    05/28/05    05/27/06    05/28/05
                                  --------    --------    --------    --------
    Research and development          (230)       (291)       (150)       (175)


Change on 10-QSB/A

                                      Statement of
                                       Operations             Statement of
                                    For three months           Operations
                                          ended               Year-to-date
                                  05/27/06    05/28/05    05/27/06    05/28/05
                                  --------    --------    --------    --------
    Research and development          (150)       (175)       (230)       (291)



This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB.

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

SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                   Statement of Operations       Statement of Operations
                                                   For three months ended              Year-to-date
                                                   05/27/06       05/28/05       05/27/06       05/28/05
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $     4,126    $     4,690    $     8,533    $     9,003


COST AND EXPENSES:

    Cost of goods sold                                (2,634)        (2,705)        (5,630)        (5,356)

    Research and development                            (150)          (175)          (230)          (291)

    Selling, general & administrative expenses          (766)          (814)        (1,529)        (1,572)
                                                 -----------    -----------    -----------    -----------

                       Total cost and expenses        (3,550)        (3,694)        (7,389)        (7,219)
                                                 -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                         576            996          1,144          1,784
           AND INCOME TAXES

    Interest income                                       36             19             69             34
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       612    $     1,015    $     1,213    $     1,818

    Provision for taxes                                 (233)          (386)          (461)          (691)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       379    $       629    $       752    $     1,127
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $       .15    $       .24    $       .29    $       .44

DIVIDENDS PER SHARE                              $         0    $         0    $       .15    $       .12

WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      2,578,315      2,578,315      2,578,315


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



                            MICROPAC INDUSTRIES, INC.



July 12, 2006                                             /s/ Mark King
-------------                                            -----------------------
Date                                                     Mark King
                                                         Chief Executive Officer


July 12, 2006                                             /s/ Patrick Cefalu
-------------                                            -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer