Form 10QSB
period 2006-08-26
MICROPAC INDUSTRIES INC
filed 2006-10-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 26, 2006


              For the Transition Period from _________ to _________
                          Commission File Number 0-5109


                            MICROPAC INDUSTRIES, INC.




Delaware                                                          75-1225149
------------------                             ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                          75040
-----------------------------                                     --------------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's Telephone Number, including Area Code                (972) 272-3571
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes               X                            No
   ---------------------------------             -------------------------------



On August 26, 2006, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB
                                 August 26, 2006

                                      INDEX

PART I  - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

                       Condensed Statements of Operations for the three
                       months and nine months ended August 26, 2006 and
                       August 27, 2005                                         3
                       Condensed Balance Sheets as of August 26, 2006 and
                       November 30, 2005                                       4
                       Condensed Statements of Cash Flows for the nine
                       months ended August 26, 2006 and August 27, 2005        5
                       Notes to Financial Statements                           6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                       7

          ITEM 3-  CONTROLS AND PROCEDURES                                     9



PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS                                           9
          ITEM 2 - CHANGES IN SECURITIES                                       9
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                             9
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         9
          ITEM 5 - OTHER INFORMATION                                           9
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           10

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

               32.2 Certification of Chief Accounting Officer pursuant to
                    U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


               (b)  Reports on Form 8-K

SIGNATURES                                                                    10


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                   For three months ended            Year-to-date
                                                  08/26/06       08/27/05       08/26/06       08/27/05
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $     4,552    $     4,828    $    13,085    $    13,831


COST AND EXPENSES:

    Cost of goods sold                                (3,056)        (3,063)        (8,686)        (8,419)

    Research and development                            (148)          (101)          (378)          (392)

    Selling, general & administrative expenses          (760)          (768)        (2,290)        (2,340)
                                                 -----------    -----------    -----------    -----------

                       Total cost and expenses        (3,964)        (3,932)       (11,354)       (11,151)
                                                 -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                         588            896          1,731          2,680
           AND INCOME TAXES

    Interest income                                       38             20            108             54
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                              $       626    $       916    $     1,839    $     2,734

    Provision for taxes                                 (238)          (348)          (699)        (1,039)
                                                 -----------    -----------    -----------    -----------

NET INCOME                                       $       388    $       568    $     1,140    $     1,695
                                                 ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $      0.15    $      0.22    $      0.44    $      0.66

DIVIDENDS PER SHARE                              $      0.00    $      0.00    $      0.15    $      0.12


WEIGHTED AVERAGE OF SHARES, Basic and diluted      2,578,315      2,578,315      2,578,315      2,578,315


                 See accompanying notes to financial statements.



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.


                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                     (Unaudited)
CURRENT ASSETS                                                          8/26/06       11/30/05
                                                                     -----------    -----------
     Cash and cash equivalents                                       $     1,077    $     1,722
     Short term investments                                                2,936          2,527
     Receivables, net of allowance for doubtful accounts of $89 on         2,541          3,057
         August 26, 2006 and November 30, 2005
     Inventories:
         Raw materials                                                     2,247          1,825
         Work-in process                                                   2,111          1,718
                                                                     -----------    -----------
     Total inventories                                                     4,358          3,543
                                                                     -----------    -----------
     Prepaid expenses and other current assets                               109             76
     Deferred income tax                                                     614            614
                                                                     -----------    -----------
                   Total current assets                                   11,635         11,539
                                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80             80
     Buildings                                                               498            498
     Facility improvements                                                   796            796
     Machinery and equipment                                               5,893          5,689
     Furniture and fixtures                                                  488            487
                                                                     -----------    -----------
                   Total property, plant, and equipment                    7,755          7,550
         Less accumulated depreciation                                    (6,530)        (6,338)
                                                                     -----------    -----------
                   Net property, plant, and equipment                      1,225          1,212
                                                                     -----------    -----------

                   Total assets                                      $    12,860    $    12,751
                                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $       550    $       768
     Accrued compensation                                                    429            690
     Other accrued liabilities                                               199            151
     Deferred revenue                                                        356            499
     Income taxes payable                                                     77            147
                                                                     -----------    -----------
                   Total current liabilities                               1,611          2,255
                                                                     -----------    -----------

DEFERRED INCOME TAXES                                                         74             74

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,           308            308
         3,078,315 issued 2,578,315 outstanding at August 26, 2006
         and November 30, 2005
     Paid-in capital                                                         885            885
     Treasury stock, 500,000 shares, at cost                              (1,250)        (1,250)
     Retained earnings                                                    11,232         10,479
                                                                     -----------    -----------

                   Total shareholders' equity                             11,175         10,422
                                                                     -----------    -----------

                   Total liabilities and shareholders' equity        $    12,860    $    12,751
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


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   Nine months ended
                                                                  08/26/06    08/27/05
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  1,140    $  1,695
Adjustments to reconcile net income to
      cash from operating activities:
          Depreciation and amortization
                                                                       192         181
      Changes in current assets and liabilities:
          Decrease (increase) in accounts receivable                   516        (380)
          Increase in inventories                                     (815)       (680)
          Increase in prepaid expenses and other current assets        (33)        (20)
          Decrease in income taxes, payable and deferred               (70)       (221)
          (Decrease) increase in accounts payable                     (218)        138
          Decrease in accrued compensation                            (261)       (114)
          (Decrease) increase in other accrued liabilities and
          deferred revenues                                            (95)         96
                                                                  --------    --------
            Net cash provided by operating activities                  356         695
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Increase in short term investments                          (409)       (125)
          Additions to property, plant and equipment                  (205)       (457)
                                                                  --------    --------
            Net cash used in investing activities                     (614)       (582)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Cash dividend                                               (387)       (310)
                                                                  --------    --------
            Net cash used in financing activities                     (387)       (310)
                                                                  --------    --------

            Net change in cash and cash equivalents                   (645)       (197)

Cash and cash equivalents at beginning of period                     1,722       1,239
                                                                  --------    --------

Cash and cash equivalents at end of period                        $  1,077    $  1,042
                                                                  ========    ========

Supplemental Cash Flow Disclosure:

          Cash paid for income taxes                              $    815    $  1,260
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 26, 2006, the cash flows for the nine months ended August 26, 2006 and August 27, 2005, and the results of operations for the three months and nine months ended August 26, 2006 and August 27, 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 26, 2006 there were 500,000 options available to be granted. No options have been granted to date.


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


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and nine months ended August 26, 2006 and August 27, 2005, the Company had no dilutive potential common stock.


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

Results of Operations
---------------------

                                                   Three months ended         Year to Date
                                                 8/26/2006   8/27/2005   8/26/2006   8/27/2005
                                                 ---------   ---------   ---------   ---------
NET SALES                                          100.00%     100.00%     100.00%     100.00%

COST AND EXPENSES:
    Cost of Goods Sold                              67.10%      63.50%      66.40%      60.90%
    Research and development                         3.30%       2.10%       2.90%       2.80%
    Selling, general & administrative expenses      16.70%      15.90%      17.50%      16.90%
                                                 ---------   ---------   ---------   ---------

              Total cost and expenses               87.10%      81.50%      86.80%      80.60%


OPERATING INCOME BEFORE INTEREST                    12.90%      18.50%      13.20%      19.40%
      AND INCOME TAXES

    Interest income                                  0.80%       0.50%       0.80%       0.40%

INCOME BEFORE TAXES                                 13.70%      19.00%      14.00%      19.80%

    Provision for taxes                              5.20%       7.20%       5.30%       7.50%

NET INCOME                                           8.50%      11.80%       8.70%      12.30%

Sales for the third quarter and nine months ended August 26, 2006 totaled $4,552,000 and $13,085,000, respectively. Sales for the third quarter decreased 5.7% or $276,000 below sales for the same period of 2005, while sales for the first nine months of 2006 decreased 5.4% or $746,000 below the first nine months of 2005. Sales decreased 51% in the commercial market, increased 1% in the military market, and increased 27% in the space market for the nine months ending August 26, 2006. The decrease in sales is primarily attributable to decreased sales to one major semiconductor customer on custom optoelectronic assemblies, offset by a increase in sale of standard products to distributors and an increase in the industrial product line.

Cost of goods sold for the third quarter 2006 versus 2005 totaled 67.10% and 63.50% of net sales, respectively, while cost of goods sold for the nine months of the comparable period totaled 66.40% and 60.90%, respectively. The cost of goods sold increase as a percentage of net sales of 5.50% is attributable to lower sales volume, changes in product mix, combined with stable fixed cost. As a percent of sales, overhead cost increased 5.3%, while labor and material cost were stable.

Selling, general and administrative expenses for the third quarter and first nine months of 2006 totaled 16.70% and 17.50% of net sales, respectively, compared to 15.90% and 16.90% for the same period in 2005. In actual dollars expensed, selling, general and administrative expenses decreased $8,000 in the third quarter of 2006, compared to 2005, and decreased $50,000 for the first nine months of 2006, versus 2005.

Net income for the third quarter and year to date 2006 totaled $388,000 and $1,140,000, respectively, compared to $568,000 and $1,695,000 for the comparable periods in 2005. Net income per share totaled $.44 and $.66 for the comparable nine months of 2006 and 2005, respectively. The decrease in net income is associated with decreased sales to one major semiconductor customer on custom optoelectronic assemblies.

Total assets increased $109,000 to $12,860,000 as of August 26, 2006 from $12,751,000 as of November 30, 2005 with a decrease in cash and short-term investments of $236,000, raw material increase of $422,000, work in process increase of $393,000, accounts receivable decrease of $516,000, increase in prepaid expense of $33,000, and an increase in net property, plant, and equipment of $13,000.

Accounts receivable, net totaled $2,541,000 as of August 26, 2006 and represents a decrease of $516,000 since November 30, 2005, due to lower sales.

Inventories totaled $4,358,000 at the end of the third quarter 2006 compared to $3,543,000 on November 30, 2005, an increase of $815,000. Raw materials inventories increased $422,000 since November 30, 2005, while work-in-process inventories increased $393,000. The increase in raw materials and work-in-process is attributable to the purchase and receipt of long lead-time space level material. The value of these radiation tolerant parts is $561,000 in raw materials and $245,000 in work in process with a backlog value of $2,306,000.

Liabilities totaled $1,685,000 on August 26, 2006 representing a decrease of $644,000 from November 30, 2005; primarily associated with an decrease in accounts payable of $218,000, a decrease of $261,000 in accrued compensation, a reduction of $70,000 in provision for income taxes, a decrease in deferred revenue of $143,000, and a increase of $48,000 in other accrued liabilities.

Shareholders' equity increased $753,000 in the first nine months of 2006. Earnings per share for the nine month period totaled $.44 per share.

Liquidity and Capital Resources

Cash and short-term investments as of August 26, 2006 totaled $4,013,000 compared to $4,249,000 on November 30, 2005, a decrease of $236,000. Cash flow from operations was $356,000 for the first nine months offset by a cash dividend of $387,000 and $205,000 invested in automated production and test equipment.

For the nine months ended August 26, 2006 cash flows from operating activities were $356,000 compared to $695,000 for the nine months ended August 27, 2005.

Capital expenditures through the third quarter of 2006 totaled $205,000 compared to $457,000 as of August 27, 2005. These purchases were financed internally with the Company's cash, and included production and test equipment.

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

Outlook

New orders for the third quarter and year-to-date 2006 totaled $3,677,000 and $12,040,000, respectively, compared to $5,527,000 and $14,676,000 for the comparable periods of 2005 or a decrease of 33.5% and 18.0% respectively. The decrease in new orders is primarily attributable to the $1,826,000 decreased orders from one major semiconductor customer on custom optoelectronic assemblies.

Backlog totaled $8,295,000 on August 26, 2006 compared to $10,044,000 as of August 27, 2005 and $9,319,000 on November 30, 2005. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 12% in the commercial market, 54% in the military market, and 34% in the space market compared to 11% in the commercial market, 57% in the military market, and 32% in the space market for the same period of 2005.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,278,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3.   CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of August 26, 2006 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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



                            MICROPAC INDUSTRIES, INC.



October 06, 2006                                         /s/  Mark King
----------------                                         -----------------------
Date                                                     Mark King
                                                         Chief Executive Officer


October 06, 2006                                         /s/ Patrick Cefalu
----------------                                         -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer