Form 10KSB
period 2006-11-30
MICROPAC INDUSTRIES INC
filed 2007-02-09
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-KSB
                             Dated February 09, 2007


(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 2006


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
GARLAND, TEXAS                                                    (Zip Code)

                    Issuer's telephone number (972) 272-3571

          Securities to be registered under Section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered

----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

          Securities to be registered under Section 12 (g) of the Act:

                           COMMON STOCK $.10 par value
                           ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Revenues for its most recent fiscal year:  $17,156,000

Based on approximately 14,610 shares publicly traded during November 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the average prices reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2006 was approximately $3,531,000. For purposes of such calculation shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's only class of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders to be held on March 2, 2007 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

Item 1.   Description of Business
---------------------------------

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 527 shareholders on November 30, 2006.

PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 40% of the Company's sales for the fiscal year ended November 30, 2006, and 49% in fiscal 2005; standard components are estimated to account for approximately 60% of the Company's sales for the fiscal year ended November 30, 2006, and 51% for fiscal 2005.

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

In 2006, the Company's investment in technology through research and development, which was expensed, totals approximately $494,000 ($531,000 in 2005). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

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

In addition to the Company's investment in research and development, various customers paid the Company approximately $170,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS
---------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 18% of the sales for fiscal year 2006 (10% in 2005) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,519,000 in 2006 compared to $4,672,000 in 2005 or 26% and 25% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 69% of the Company's fiscal net sales in 2006 compared to 70% in 2005.

The Company's major customers are Lockheed Martin, Northrop Grumman, Boeing, Raytheon, BAE, Schlumberger, Honeywell, Rockwell Int'l, Kensington, Advanced Energy, NASA, and St. Jude.

At any time a single customer may have a disproportionate and material impact on the company's operations and profit and loss.

BACKLOG
-------

At November 30, 2006, the Company had a backlog of unfilled orders totaling approximately $9,527,000 compared to approximately $9,319,000 at November 30, 2005. The Company expects to complete and ship most of its November 30, 2006 backlog during fiscal 2007.

EMPLOYEES
---------

At November 30, 2006, the Company had 134 full-time employees (compared to 146 at November 30, 2005), of which 19 were executive and managerial employees, 32 were engineers and quality-control personnel, 22 were clerical and administrative employees, and 61 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

The hybrid microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers and regulators accounted for 47% of the Company's business in 2006, and the Optoelectronics product line accounted for 53% of the Company's business in 2006, compared to 36% and 64% in 2005.

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


Item 2.   Properties
--------------------

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


Item 3.   Legal Proceedings
---------------------------

The Company is not involved in any material current or pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2006.

                                     PART II

Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2006, there were approximately 527 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

                                                        High              Low
 Fiscal Year Ended November 30, 2006
      Fourth Quarter                                    $6.25             $5.35
      Third Quarter                                     $7.50             $5.95
      Second Quarter                                    $9.25             $7.00
      First Quarter                                     $14.74            $8.00

Fiscal Year Ended November, 30, 2005
      Fourth Quarter                                    $9.50             $6.60
      Third Quarter                                     $8.00             $5.62
      Second Quarter                                    $7.75             $5.00
      First Quarter                                     $6.31             $3.75


During the three (3) month period ended November 30, 2006, approximately 63,410 shares of the Company's common stock was reportedly traded in the over-the-counter market at a reported price range of $5.35 to $6.60 per share. For the two (2) year period ending November 30, 2006, approximately 843,212 shares of the Company's common stock were reportedly traded in the over-the-counter market at prices ranging from a low of $5.35 to a high of $14.74. Due to this average monthly volume of approximately 47,634 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company's common stock held by non-affiliates.

Our stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend payment was paid to shareholders on February 10, 2006.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

There are no plans to make the dividend permanent.


Item 6.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------------------------------------------------------------------------------
Results of Operations
---------------------

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

The Company realized $977,000 net in cash flows from operations in 2006. Cash influx came primarily from the combination of net income totaling $1,419,000; recovery of depreciation totaling $253,000; decrease of accounts receivables of $1,009,000 and a use of cash in the increase of inventories of $977,000; a decrease in accounts payables of $186,000; a decrease in payroll related liabilities of $196,000; a decrease in income tax liabilities of $119,000; and a decrease in other accrued liabilities of $219,000.

The Company used $256,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2006 compared to $497,000 in 2005.

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend payment of $387,000 was paid to shareholders on February 10, 2006.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $.12 per share to all shareholders of record on January 25, 2005. The dividend payment of $309,000 was paid to shareholders on February 8, 2005.

As of November 30, 2006, the Company had $2,558,000 in cash and cash equivalents and $2,025,000 in short term investments compared to $1,722,000 in cash and cash equivalents and $2,527,000 in short term investments on November 30, 2005.

Company management believes it will meet its 2007 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's short-term investments. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2006.


Results of Operations 2006 vs. 2005
-----------------------------------

                                Three Months Ended       Twelve Months Ended
                             11/30/06       11/30/05   11/30/06       11/30/05

Net Sales                      100.0%         100.0%     100.0%         100.0%

Cost of sales                   66.7%          66.5%      66.5%          62.4%
R & D                            2.8%           2.6%       2.9%           2.8%
S, G, & A                       21.2%          17.3%      18.4%          17.0%
  Total Cost & Exp              90.7%          86.4%      87.8%          82.2%

Operating Income                 9.3%          13.6%      12.2%          17.8%

Other and Interest Income        1.3%           0.8%       1.0%           0.5%

Income Before Income Taxes      10.6%          14.4%      13.2%          18.3%

Provision for taxes              3.7%           5.1%       4.9%           6.9%

Net Income                       6.9%           9.3%       8.3%          11.4%


Sales in 2006 were approximately $17,156,000, a decrease of 9.8% or $1,874,000 compared to 2005 sales. The decrease in sales is primarily attributable to a decrease of $1,600,000 or 9.1% of sales for a custom optoelectronic assembly sold to one customer.

The Company's management expects sales and profits to be stable in 2007, based on the current backlog of optoelectronics products, certain space product contracts, and requirements for microcircuits.

New orders for fiscal year 2006 total $17,340,000 compared to $19,077,000 for fiscal 2005. Approximately $10,391,000 of the new orders received in 2006 was delivered to customers in 2006, along with approximately $6,765,000 of the Company's $9,319,000 backlog of orders at November 30, 2005.

The Company's backlog as of November 30, 2006, was approximately $9,527,000, compared to approximately $9,319,000 on November 30, 2005.

Custom-designed components accounted for approximately 40% of the Company's sales for the fiscal year ended November 30, 2006, and 49% in fiscal 2005; standard components accounted for approximately 60% of the Company's sales for the fiscal year ended November 30, 2006, and 51% for fiscal 2005.

Approximately 18% of the sales for fiscal year 2006 (10% in 2005) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany. The increased sales are attributed to improved sales of power and optocoupler products through the independent representatives to various customers.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts (some of which were contracted through the QSS contract with NASA) accounted for approximately 69% of the Company's fiscal net sales in 2006 compared to 70% in 2005.

Sales by market for 2006 compared to 2005 decreased 34% in the commercial market, 3% in the military market, and increased 14% in the space market. The decrease in the commercial market sales was primarily attributable to a decrease of $1,600,000 for a custom optoelectronic assembly to one customer. As a percentage of total net sales, sales decreased 8% in the commercial market, increased 5% in the military market, and increased 8% in the space market.

Cost of sales, as a percentage of net sales, was 66.5% in 2006 compared to 62.4% in 2005. The increase of 4.1% is attributable to stable fixed operating expense on lower sales volume and changes in product mix. In actual dollars, cost of sales decreased $471,000 for 2006, versus 2005.

Expenses for research and development total $494,000 in 2006 compared to $531,000 in 2005. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, detectors, hall-effect devices; investment in medical products; and continued investments in enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses total 18.4% of net sales in 2006, compared to 17.0% in 2005, based on lower sales. In dollars expensed, selling, general and administrative expenses totaled $3,152,000 in 2006 compared to $3,237,000 in 2005, a decrease of $85,000.

Interest and other income for fiscal 2006 totaled $162,000 compared to $97,000 for fiscal 2005. The increase is related to higher interest rates on the Company's investments.

Income before taxes for fiscal 2006 was approximately $2,268,000 or 13.2% of net sales, compared to $3,485,000 or 18.3% of net sales in fiscal 2005. Net income after taxes totaled approximately $1,419,000 or $.55 per share in 2006 versus 2005 net income of $2,176,000 or $.84 per share. Net income after taxes decreased $757,000 in 2006 compared to 2005, primarily attributable to lower sales to one customer for custom optoelectronic assemblies which accounted for approximately 25% of the net income in 2005. The Company's management expected net income to decrease with the completion of this contract, and lower anticipated sales in 2006.


New Accounting Standards
------------------------

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Employers' Accounting for Uncertainty in Income Taxes. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that this interpretation will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB108), which expresses the SEC's views regarding the process of quantifying financial statement misstatements and provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB
108. The Company implemented SAB 108 for the year ended November 30, 2006. The implementation of SAB 108 did not have a material impact on its financial statements.

Item 7.   Financial Statements

The financial statements listed below appear on pages 19 through 26 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

     Page No.
     --------

       18                  Report  of  Independent   Registered  Public
                           Accounting Firm

       19                  Balance  Sheets as of November  30, 2006 and
                           2005

       20                  Statements  of Income  for the  years  ended
                           November 30, 2006 and 2005

       21 Statements of Shareholders' Equity for the years ended November 30, 2006 and 2005

       22                  Statements of Cash Flows for the years ended
                           November 30, 2006 and 2005

      23-27 Notes to Financial Statements for the years ended November 30, 2006 and 2005

Item 8.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None

Item 8A.  Controls and Procedures
---------------------------------

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

                                    PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders, as set forth below. The 2007 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 9, 2007.


Item 9.   Directors & Executive Officers of The Registrant
----------------------------------------------------------

The information set forth in the 2007 Proxy Statement under the headings "Election of Directors", and "Principal Stockholders and Stockholdings of Management", is incorporated herein by reference.

                                  Position(s) With
Name                  Age           the Company                   Director Since
----                  ---           -----------                   --------------

H. Kent Hearn         70    Director and Member of Audit
                            Committee                             February 1983

Heinz-Werner Hempel   78    Director and Member of Audit
                            Committee                             February 1997

James K. Murphey      64    Director and Member of Audit
                            Committee                             March 1990

Nicholas Nadolsky     73    Director and Member of Audit
                            Committee                             May 2005

Connie Wood           67    Director and Member of Audit
                            Committee, Former CEO and President   May 2002

Mark King             52    Director, CEO, President and
                            Member of Audit Committee             October 2005

Patrick Cefalu        49    CFO, Vice President


Mr. Hearn is a former stockbroker of Milkie/Ferguson Investments, Inc., having retired in December 2006. Mr. Hearn was formerly employed by Harris Securities, Dallas, Texas.

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

Mrs. Wood is the former Chief Executive Officer and President of the Company, having retired in October 2005, and served as a full-time consultant until December 31, 2005. Mrs. Wood was elected as Chief Executive Officer in May 2002. Prior to May 2002, Mrs. Wood was President and Chief Operating Officer of the Company.

Mr. King is the Chief Executive Officer and President of the Company. Prior to November 2002, Mr. King was President and Chief Operating Officer of Lucas Benning Power Electronics. Mr. King joined the company in November of 2002 as the Chief Operating Officer and was elected as Chief Executive Officer, President and Board Member in October 2005.

The Board of Directors held four (4) board meetings during the year ended November 2006. Directors received a fee of $1,500.00, other than Mr. King, for each meeting attended during the year ended November 2006. Beginning on December 1, 2005, the Board provided for the payment of an annual retainer of $10,000 to Messrs Nadolsky and Hearn and Mrs. Wood. Mrs. Wood, Mr. Nadolsky and Mr. Hearn attended all of the meetings. Mr. Murphey attended three (3) of the meetings and Mr. Hempel attended one (1) of the meetings. Mrs. Wood received fees of $6,000.


The Audit Committee held four (4) meetings during the year ended November 30, 2006. Members of the Audit Committee received a fee of $750.00, other than Mr.
King, for each meeting attended during the year ended November 2006. Mrs. Wood received Audit Committee fees of $2,250.00.Mr. Murphey and Mr. Hearn attended all of the meetings. Mr. Nadolsky and Mrs. Wood attended three (3) of the meetings. Mr. Hempel did not attend any meetings.

With the exception of Mr. Hearn, members of the Audit Committee are not considered as independent members under applicable United States statutes.

The Board of Directors has evaluated the credentials of Nicholas Nadolsky, and has determined that Mr. Nadolsky is an "audit committee financial expert" within the meaning of 401(e) of Regulation S-B.

The Board does not have a nominating  committee due to the Company's small size.
The Board does not provide a process for security holders to send communications to the Board of Directors due to the infrequent nature of such communications.
The Board has not adopted a policy with regard to Board member attendance at annual meetings. Five (5) Board Members attended the prior year's annual meeting.

Item 10.  Executive Compensation

The  information  set  forth in the  2007  Proxy  Statement  under  the  heading
"Management Remuneration and Transactions", is incorporated herein by reference.

The following table shows as of November 30, 2006, all cash compensation paid to, or accrued and vested for the account of Ms. Connie Wood, Past President and Chief Executive Officer, Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mrs. Wood,
Mr. King and Mr. Cefalu received no non-cash compensation during 2005.

The company does not have any equity compensation plans.

                                         Annual Compensation
                                         -------------------

Name and                                 Annual                        Other           All Other
Principal Position            Year       Salary      Bonus     Annual Compensation   Compensation
                                                                       (a)                (b)
=================================================================================================
Connie Wood,                  2006     $ 21,279.88   $29,500         $15,750          $41,551.40
Past President and            2005     $183,294.58   $14,500         $ 6,500          $23,693.18
Chief Executive               2004     $172,394.28   $10,000         $ 6,000          $27,194.25
Officer

Mark King,                    2006     $220,317.81   $29,500             -0-          $15,981.33
President and                 2005     $163,395.50   $14,500         $   500          $13,383.62
Chief Executive Officer (1)   2004     $155,333.82   $ 2,000             -0-          $10,225.38

Patrick Cefalu,               2006     $114,467.91   $29,500             -0-          $ 6,736.33
Vice President and            2005     $ 90,906.21   $14,500             -0-          $10,749.07
Chief Financial Officer (2)

     (a)  Reflects fees for Board meetings and Audit Committee meetings
     (b) Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; and
          reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.
================================================================================
--------------------------------------------------------------------------------

     (1) Mr. Cefalu joined the Company in July 2001; however, total compensation is not reported before fiscal year 2005, as annual salary and bonus did not exceed $100,000.
     (2) Effective November 2005, Mr. King's existing employment agreement was revised to provide: that Mr. King would serve as the Company's President and Chief Executive Officer, and a member of the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years. In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.

Amounts  included in other annual  compensations  relating to director and audit
--------------------------------------------------------------------------------
committee fees
--------------

The Board of Directors held four (4) board meetings during the year ended November 30, 2006. Directors receive a fee of $1,500.00 for each meeting. Mrs. Wood received fees of $6,000 and a $7,500 retainer which amount is included in the "Other Annual Compensation" column.

The Audit Committee held four (4) meetings during the year ended November 30, 2006. Members of the Audit Committee received a fee of $750.00 for each meeting. Mrs. Wood received Audit Committee fees of $2,250 which amount is included in the "Other Annual Compensation" column.

Amount included in all other compensation relating to employee benefit plans
----------------------------------------------------------------------------

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2006, Mrs. Wood received $3,863.24, Mr. King received $902.26 and Mr. Cefalu received $6,736.33 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

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

During the fiscal year ended November 30, 2006, the Company made contributions to the Plan for Mr. King in the amount of $14,989.07 and Mrs. Wood in the amount of $212.79 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company's officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2006, Mrs. Wood received unused vacation pay in the amount of $37,655.37 which is included in the "All Other Compensation" column shown in the preceding remuneration table.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information set forth in the 2007 Proxy Statement under the heading "Principal Stockholders and Stockholdings of Management" is incorporated herein by reference.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

 Name and Address                         Number of Shares            Percent
of Beneficial Owner                      Beneficially Owned         of Class(1)

Heinz-Werner Hempel (2)(3)                    1,952,577                75.7%
Hanseatische Waren-Gesellschaft
         MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)                                 3,500            Less than .2%
1409 Briar Hollow
Garland, Texas 75043

James K. Murphey (3)                                -0-                  -
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Nicholas Nadolsky (3)                               -0-                  -
1322 Briar Hollow
Garland, Texas 75043

Connie Wood (3)                                   6,000            Less than .3%
877 FM 2948
Como, Texas 75431

Mark King (3)                                       -0-
2905 Wyndham Lane
Richardson, Texas 75082

Patrick Cefalu                                      -0-
8706 Arborside
Rowlett, Texas 75089

All officers and directors                    1,962,077                76.1%
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

(3) A director of the Company. Each incumbent director has been nominated for reelection at the Annual Meeting.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth in the 2007 Proxy Statement under the heading "Management Remuneration and Transactions" is incorporated herein by reference.

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $45,000 for the fiscal year ended November 30, 2006. In April 2004, the lease was renewed for three (3) years at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Item 13.  Principal Accountant Fees and Services
------------------------------------------------

The information set forth in the 2007 Proxy Statement under the heading "Independent Public Accountants" and "Audit Fees" is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2006.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

KPMG LLP fees for professional services for the audit of the Company's financial statements for 2006 and the review of the interim financial statements included in the Quarterly Reports is $96,000.

TAX FEES

In addition to the audit fees, KPMG LLP fees for tax advisory and 2005 tax return preparation services was $21,130.

ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requested that KPMG, LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG, LLP in advance of performing such services. The Audit Committee approves all KPMG, LLP tax return preparation in advance of the performance of such services.

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits


          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2005

          31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2005

          32.1 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley act of 2005.

          32.2 Certification  of Chief  Accounting  Officer pursuant to U. S. C.
               section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley act of 2005.


(b)  Form 8K -

          On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend payment was paid to shareholders on February 10, 2006.

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


                                               MICROPAC INDUSTRIES, INC.




                                               By: /s/ Mark King
                                                   -----------------------------
                                                   Mark King, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ Patrick Cefalu
                                                   -----------------------------
                                                   Patrick Cefalu, CFO and
                                                   Principal Accounting Officer




Dated:  02/09/2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/09/2007



  /s/ Connie Wood                            s/ Kent Hearn
-------------------------------------      -------------------------------------
  Connie Wood, Director                      H. Kent Hearn, Director


  /s/ James Murphey                          /s/ Heinz-Werner Hempel
-------------------------------------      -------------------------------------
  James K. Murphey, Director                 Heinz-Werner Hempel, Director


  /s/ Nicholas Nadolsky                      /s/ Mark King
-------------------------------------      -------------------------------------
  Nicholas Nadolsky, Director                Mark King, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2006 and 2005, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




                                                                        KPMG LLP

Dallas, Texas,
February 8, 2007


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                           NOVEMBER 30, 2006 AND 2005
                           --------------------------
                    (Dollars in thousands except share data)

                                     ASSETS                              2006        2005
                                     ------                            --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                          $  2,558    $  1,722
    Short-term investments                                                2,025       2,527
    Receivables, net of allowance for doubtful accounts
        of $89 for 2006 and 2005 respectively                             2,048       3,057
    Inventories
        Raw materials and supplies                                        1,924       1,825
        Work-in-process                                                   2,596       1,718
                                                                       --------    --------
                  Total inventories                                       4,520       3,543

    Deferred income taxes                                                   625         614
    Prepaid expenses and other assets                                        77          76
                                                                       --------    --------
                  Total current assets                                   11,853      11,539

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                     80          80
    Buildings                                                               498         498
    Facility improvements                                                   796         796
    Machinery and equipment                                               5,925       5,689
    Furniture and fixtures                                                  507         487
                                                                       --------    --------
        Total property, plant, and equipment                              7,806       7,550
    Less- accumulated depreciation                                       (6,591)     (6,338)
                                                                       --------    --------
        Net property, plant, and equipment                                1,215       1,212
                                                                       --------    --------


                  Total assets                                         $ 13,068    $ 12,751
                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                   $    582    $    768
    Accrued compensation                                                    494         690
    Accrued professional fees                                                51          28
    Income taxes payable                                                     28         147
    Property taxes                                                           63          54
    Commissions payable                                                      49          52
    Deferred revenue                                                        243         499
    Other accrued liabilities                                                25          17
                                                                       --------    --------
                  Total current liabilities                               1,535       2,255

DEFERRED INCOME TAXES                                                        79          74
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares
         3,078,315 issued 2,578,315 outstanding at November 30, 2006
         and November 30, 2005                                              308         308
    Paid-in capital                                                         885         885
    Treasury stock, at cost, 500,000 shares                              (1,250)     (1,250)
    Retained earnings                                                    11,511      10,479
                                                                       --------    --------
                  Total shareholders' equity                             11,454      10,422
                                                                       --------    --------

                  Total liabilities and shareholders' equity           $ 13,068    $ 12,751
                                                                       ========    ========

                 See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005
                 ----------------------------------------------
                    (Dollars in thousands except share data)



                                                               2006           2005
                                                           -----------    -----------
NET SALES                                                  $    17,156    $    19,030

COSTS AND EXPENSES:
Cost of sales                                                   11,403         11,874
Research and development                                           494            531
Selling, general, and administrative expenses                    3,152          3,237
                                                           -----------    -----------
                  Total costs and expenses                      15,049         15,642
                                                           -----------    -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                2,107          3,388

Other income                                                        12             10
Interest income                                                    149             87
                                                           -----------    -----------

INCOME BEFORE INCOME TAXES                                       2,268          3,485

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        855          1,393
    Deferred                                                        (6)           (84)
                                                           -----------    -----------

          Total provision for current and deferred taxes           849          1,309
                                                           -----------    -----------

NET INCOME                                                 $     1,419    $     2,176
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $      0.55    $      0.84
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,578,315      2,578,315
                                                           ===========    ===========




                 See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005
                 ----------------------------------------------
                             (Dollars in thousands)



                              Common     Paid-in     Treasury    Retained
                              Stock      Capital      Stock      Earnings     Total
                             --------    --------    --------    --------    --------
BALANCE, November 30, 2004   $    308    $    885    $ (1,250)   $  8,612    $  8,555

    Dividend                     (309)       (309)
    Net income                   --          --          --         2,176       2,176
                             --------    --------    --------    --------    --------

BALANCE, November 30, 2005        308         885      (1,250)     10,479      10,422

    Dividend                     --          --          --          (387)       (387)
    Net income                   --          --          --         1,419       1,419
                             --------    --------    --------    --------    --------

BALANCE, November 30, 2006   $    308    $    885    $ (1,250)   $ 11,511    $ 11,454
                             ========    ========    ========    ========    ========











                 See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                            2006       2005
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 1,419    $ 2,176
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                      253        247
           Deferred tax benefit                                                (6)       (84)
    Changes in certain current assets and liabilities-
               Decrease (increase) in receivables, net                      1,009       (731)
               Increase in inventories                                       (977)      (843)
               Decrease (increase) in prepaid expenses and other assets        (1)        14
               (Decrease) increase in accounts payable                       (186)       381
               (Decrease) increase in accrued compensation                   (196)       202
                Decrease in income taxes payable                             (119)      (159)
               (Decrease) increase in all other accrued liabilities          (219)       106
                                                                          -------    -------

                  Net cash provided by operating activities                   977      1,309
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Maturity of short term investments                                 502        (20)
Additions to property, plant, and equipment                                  (256)      (497)
                                                                          -------    -------

                  Net cash provide by (used in) in investing activities       246       (517)
                                                                          -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Dividends paid                                                    (387)      (309)
                                                                          -------    -------

                  Net cash used in financing activities                      (387)      (309)
                                                                          -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     836        483

CASH AND CASH EQUIVALENTS, beginning of year                                1,722      1,239
                                                                          -------    -------

CASH AND CASH EQUIVALENTS, end of year                                    $ 2,558    $ 1,722
                                                                          =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received               $   977    $ 1,552
                                                                          =======    =======




                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           NOVEMBER 30, 2006 AND 2005
                           --------------------------


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

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2006 and 2005. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity. All held-to maturity securities mature within one year.

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

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2006 and 2005, the Company had no dilutive potential common stock.

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

4.   RELATED PARTIES:
     ----------------

The Company leases a building from the Company's Chairman of the Board of Directors. A lease was signed on July 1, 1999, for a term of five (5) years and renewed in April 2004 for three (3) years under similar terms and conditions as the prior lease. Amounts paid under the lease agreement approximated $45,000 in 2006 and $40,000 in 2005.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2003, the Company's Board of Directors approved the formation of an audit committee composed of the members of the Board. It is possible that the members of the audit committee may resign from the committee if future
Securities and Exchange Commission rules establish a criteria that such individuals must be independent, due to their relationships with the Company. The Board of Directors held four (4) board meetings during the year ended November 30, 2006. Directors receive a fee of $1,500.00 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2006. Members of the Audit Committee received a fee of $750.00 for each meeting.

5.   PRODUCT WARRANTIES:
     -------------------

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

Warranty expense to repair or replace products in 2006 and 2005, was $81,900 and $38,600 respectively.

6.   LEASE COMMITMENTS:
     ------------------

Rent expenses for the years ended November 30, 2006 and 2005, was approximately $49,000 and $44,000 respectively per year. The Company's future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

     2007                              $ 20,000

7.   EMPLOYEE BENEFITS:

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $194,000 in 2006 and $178,000 in 2005. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.   NEW ACCOUNTING STANDARDS
     ------------------------

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Employers' Accounting for Uncertainty in Income Taxes. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that this interpretation will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB108), which expresses the SEC's views regarding the process of quantifying financial statement misstatements and provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB
108. The Company implemented SAB 108 for the year ended November 30, 2006. The implementation of SAB 108 did not have a material impact on its financial statements.

9.   INCOME TAXES:
     -------------

The income tax provision consisted of the following for the years ended November 30:


                                                   2006           2005
                                                   -----------    -----------
          Current Provision:
              Federal                              $   725,000    $ 1,200,000
              State                                    130,000        193,000
                                                   -----------    -----------
                                                       855,000      1,393,000

          Deferred Benefit                              (6,000)       (84,000)
                                                   -----------    -----------

                       Total                       $   849,000    $ 1,309,000
                                                   ===========    ===========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                   2006           2005
                                                   ----------     ----------
     Tax at 34% statutory rate                     $  771,000     $1,185,000
     State income taxes, net of federal benefit        85,000        119,000
     Permanent differences and other                   (7,000)         5,000
                                                   ----------     ----------

              Income tax provision                 $  849,000     $1,309,000
                                                   ==========     ==========


The components of deferred tax assets and liabilities were as follows:

                                          November 30, 2006   November 30, 2005
                                          -----------------   -----------------
Current Deferred Taxes -
     Allowance for doubtful accounts           $ 33,000            $ 33,000
     Inventory                                  407,000             319,000
     Accrued liabilities and other              185,000             262,000
                                               --------            --------
         Net current deferred tax asset        $625,000            $614,000
                                               --------            --------

Non-current Deferred Taxes Liability
     Depreciation and other                    $ 79,000            $ 74,000
                                               --------            --------

         Net deferred taxes                    $546,000            $540,000
                                               ========            ========



10.  SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales to primary contractors for defense and space related contracts accounted for 69% of total sales in 2006 and 70% of total sales in 2005. No customer accounted for 10% of the Company's sales during 2006. During 2005 one customer, Newport, accounted for 15% of the Company's sales.


11.  SHAREHOLDERS' EQUITY:
     ---------------------

On November 30, 2006, there were approximately 527 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

On December 22, 2005, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.15 per share dividend to all shareholders of record on February 3, 2006. The dividend payment was paid to shareholders on February 10, 2006.

On December 29, 2004, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.12 per share dividend to all shareholders of record on January 25, 2005. The dividend payment was paid to shareholders on February 8, 2005.

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of November 30, 2006, there were 500,000 options available to be granted; however, no options had been granted at year-end.

12.  SUBSEQUENT EVENTS
     -----------------

On December 22, 2006, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 26, 2007. The dividend payment will be paid to shareholders on or about February 9, 2007.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2006


                                NICHOLAS NADOLSKY
                              Chairman of the Board
                            Micropac Industries, Inc

                                   CONNIE WOOD
                         Retired Chief Executive Officer
                            Micropac Industries, Inc.

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                               Retired Stockbroker
                          Milkie-Ferguson, Dallas, Tx.


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