Form 10QSB
period 2007-02-24
MICROPAC INDUSTRIES INC
filed 2007-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB




             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     for the Quarter Ended February 24, 2007


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


Yes      X                                           No
    --------------                                      ----------------





On February 24, 2007, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                FEBRUARY 24, 2007

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

               Condensed Statements of Operations for the three months ended February 24, 2007 and February 25, 2006
               Condensed Balance Sheets as of February 24, 2007 and November 30, 2006
               Condensed Statements of Cash Flows for the three months ended February 24, 2007 and February 25, 2007
               Notes to Financial Statements

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



SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                         For three months
                                                              ended
                                                    2/24/07          2/25/06
                                                    -------          -------


NET SALES                                        $     4,251    $     4,407


COST AND EXPENSES:

    Cost of goods sold                                (2,947)        (2,996)

    Research and development                            (100)           (80)

    Selling, general & administrative expenses          (726)          (763)
                                                 -----------    -----------

                      Total cost and expenses         (3,773)        (3,839)


OPERATING INCOME BEFORE INTEREST                         478            568
           AND INCOME TAXES

    Interest income                                       46             34
                                                 -----------    -----------

INCOME BEFORE TAXES                                      524            602

    Provision for taxes                                 (199)          (229)
                                                 -----------    -----------

NET INCOME                                       $       325    $       373
                                                 ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $      0.13    $      0.14


DIVIDENDS PER SHARE                              $      0.10    $      0.15

WEIGHTED AVERAGE NUMBER OF SHARES,
Basic and diluted                                  2,578,315      2,578,315


               See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.






                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS
                                                                        (Unaudited)
CURRENT ASSETS                                                           2/24/07     11/30/06
                                                                         -------     --------

     Cash and cash equivalents                                          $  2,236    $  2,558
     Short term investments                                                2,116       2,025
        Receivables, net of allowance for doubtful accounts of             2,708       2,048
         $89 on February 24, 2007 and $89 on November 30, 2006
     Inventories:
         Raw materials                                                     1,760       1,924
         Work-in process                                                   2,452       2,596
                                                                        --------    --------
     Total Inventories                                                     4,212       4,520
     Prepaid expenses and other current assets                                45          77
     Deferred income tax                                                     625         625
                                                                        --------    --------
                                  Total current assets                    11,942      11,853
                                                                        --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80          80
     Buildings                                                               498         498
     Facility improvements                                                   796         796
     Machinery and equipment                                               5,940       5,925
     Furniture and fixtures                                                  507         507
                                                                        --------    --------
                      Total property, plant, and equipment                 7,821       7,806
         Less accumulated depreciation                                    (6,657)     (6,591)
                                                                        --------    --------
                      Net property, plant, and equipment                   1,164       1,215
                                                                        --------    --------
equipment


                                      Total assets                      $ 13,106    $ 13,068
                                                                        ========    ========

                                     LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    504    $    582
     Accrued compensation                                                    311         494
     Other accrued liabilities                                               172         188
     Deferred revenue                                                        294         243
     Income taxes payable                                                    226          28
                                                                        --------    --------
                                 Total current liabilities                 1,507       1,535
                                                                        --------    --------

DEFERRED INCOME TAXES                                                         79          79

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,           308         308
          3,078,315 issued 2,578,315 outstanding at February 24, 2007 and November 30, 2006
     Paid-in capital                                                         885         885
     Treasury stock, 500,000 shares, at cost                              (1,250)     (1,250)
     Retained earnings                                                    11,577      11,511
                                                                        --------    --------

                    Total shareholders' equity                            11,520      11,454
                                                                        --------    --------

                    Total liabilities and shareholders'equity           $ 13,106    $ 13,068
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

                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          For three months ended
                                                              2/24/07    2/25/06

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $   325    $   373
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                       66         65
         Changes in current assets and liabilities:
             Accounts receivable                               (660)       131
             Inventories                                        308       (154)
             Prepaid expenses and other current assets           32         21
             Deferred revenue                                    51         82
             Accounts payable                                   (78)      (163)
             Accrued compensation                              (183)      (396)
             Other accrued liabilities                          (16)        (7)
             Income taxes payable                               198        229
                                                            -------    -------

                Net cash provided by operating activities        43        181
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                  (92)      (806)
        Additions to property, plant and equipment              (15)        52)
                                                            -------    -------


                Net cash used in investing activities          (107)      (858)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                         (258)      (388)
                                                            -------    -------

                Net cash used in financing activities          (258)      (388)
                                                            -------    -------

Net change in cash and cash equivalents                        (322)    (1,065)

Cash and Cash Equivalents at beginning of period              2,558      1,722
                                                            -------    -------

Cash and Cash Equivalents at end of period                  $ 2,236    $   657
                                                            =======    =======

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                            $     0    $     0
                                                            =======    =======




          See accompanying notes to financial statements.




These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 24, 2007, the cash flows for the three months ended February 24, 2007 and February 25, 2006, and the results of operations for the three months ended February 24, 2007 and February 25, 2006. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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

On December 22, 2006, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 26, 2007. The dividend payment was paid to shareholders on February 9, 2007.


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of February 24, 2007 there were 500,000 options available to be granted. No options have been granted to date.


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


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 24, 2007 and February 25, 2006, the Company had no dilutive potential common stock.



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

Results of Operations

                                          Three months ended
                                        2/24/2007    2/25/2006
                                        ---------    ---------
NET SALES                                 100.0%   100.0%

COST AND EXPENSES:
    Cost of goods sold                     69.3%    68.0%
    Research and development                2.4%     1.8%
    Selling, general & administrative      17.1%    17.3%
    expenses                               -----    -----

          Total cost and expenses          88.8%    87.1%


OPERATING INCOME BEFORE INTEREST           11.2%    12.9%
           AND INCOME TAXES

    Interest income                         1.0%     0.8%

INCOME BEFORE TAXES                        12.3%    13.7%

    Provision for taxes                     4.7%     5.2%

NET INCOME                                  7.6%     8.5%




Sales for the first quarter ended February 24, 2007 totaled $4,251,000. Sales for the first quarter decreased 3.5% or $156,000 below sales for the same period of 2006. Sales were 22% in the commercial market, 57% in the military market, and 21% in the space market compared to 19% in the commercial market, 61% in the military market, and 20% in the space market for the same period of 2006.

Cost of goods sold for the first quarter 2007 versus 2006 totaled 69.3% and 68.0% of net sales. Cost of goods sold dollars decreased $49,000 in the first quarter of 2007, compared to 2006. The increase in cost of goods sold as a percentage of sales is associated with higher material cost for the space level solid state power controllers. For the comparable period in 2006 material cost increased 4.3% while labor and overhead cost decreased 3.0%.

Research and development cost increased $20,000 for the first quarter of 2007 compared to the same period of 2006. The increase was in the investment of the development a low and high voltage solid state power controller and a new optoelectonic product for the medical industry.

Selling, general and administrative expenses for the first quarter of 2007 totaled 17.1%, compared to 17.3% for the same period in 2006. Selling, general and administrative expenses decreased $37,000 in the first quarter of 2007, compared to 2006. The majority of the decrease was associated with the reduction of one regional sales manager in the second quarter of 2006.

Interest income increased $12,000 for the first quarter of 2007 compared to the same period in 2006. The increase is improved yields on the company's short term investments.

Provisions for taxes decreased $30,000 for the first quarter of 2007 compared to the same period in 2006 with lower net income. The estimated effective tax rate was 38% for both periods.

Net income in the first quarter of 2007 totaled $325,000, compared to $373,000 for the comparable period in 2006. Net income per share totaled $.13 and $.14 for the comparable three months of 2007 and 2006, respectively.

Total assets increased $38,000 to $13,106,000 as of February 24, 2007 from $13,068,000 as of November 30, 2006.

Account receivables totaled $2,708,000 as of February 24, 2007 from $2,048,000 as of November 30, 2006, an increase of $660,000. The increase in accounts receivables is associated with higher sales in the last five weeks of the first quarter of 2007 comparable to the same period ending November 30, 2006. Sales in the last five weeks of the first quarter totaled $2,551,000 compared to $1,941,000 for the last five weeks of 2006. The accounts receivable balance is consistent with the average collection of 45 days.

Inventories totaled $4,212,000 at the end of the first quarter 2007 compared to $4,520,000 on November 30, 2006, a decrease of $308,000. Raw materials inventories including supplies decreased $164,000 since November 30, 2006, while work-in process inventories decreased $144,000. The decrease in inventory is consistent with the current business level.

Current liabilities totaled $1,507,000 on February 24, 2007 representing a decrease of $28,000 from November 30, 2006.

Shareholders' equity increased $66,000 in the first three months of 2007 with a net income of $325,000 offset by the dividend payment of $258,000. Earnings per share for the three month period totaled $.13 per share.

Liquidity and Capital Resources

Cash and short-term investments as of February 24, 2007 totaled $4,352,000 compared to $4,583,000 on November 30, 2006, a decrease of $231,000. The decrease in cash and short-term investments is attributable to $43,000 net cash provided by operations, offset by the payment of a cash dividend of $258,000 and the investment of $15,000 in equipment.

Cash flows from operating activities for the quarter ending February 24, 2007 were $43,000 compared to $181,000 for the quarter ending February 25, 2006.

A special cash dividend of $258,000 was paid on February 9, 2007 to all shareholders of record on January 26, 2006.

During fiscal 2006 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $6,250,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the first quarter of 2007 totaled $4,000,000 compared to $4,110,000 for the comparable period of 2006.

Backlog totaled $9,278,000 on February 24, 2007 compared to $9,045,000 as of February 25, 2006. The majority of the backlog is shippable in the next twelve
(12) months.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,753,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.



ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of February 24, 2007 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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



          (b)  Reports on Form 8-K

          On December 22, 2006, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 26, 2007. The dividend payment was paid to shareholders on February 9, 2007.










SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.



April 10, 2007                                           /s/ Mark King
Date                                                     Mark King
                                                         Chief Executive Officer


April 10, 2007                                           /s/ Patrick Cefalu
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer