Form 10QSB
period 2007-05-26
MICROPAC INDUSTRIES INC
filed 2007-07-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 26, 2007


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


Yes               X                         No
   ---------------------                      ----------------





On May 26, 2007, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB
                                  May 26, 2007

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three months and six months ended May 26, 2007 and May 27, 2006
                    Condensed Balance Sheets as of May 26, 2007 and November 30, 2006
                    Condensed Statements of Cash Flows for the six months ended May 26, 2007 and May 27, 2006
                    Notes to Condensed Financial Statements

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



SIGNATURES



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                                  Statement of Operations                Statement of Operations
                                                                   For three months ended                     Year-to-date
                                                                05/26/07           05/27/06           05/26/07           05/27/06
                                                              -----------        -----------        -----------        -----------


NET SALES                                                     $     4,447        $     4,126        $     8,698        $     8,533

COST AND EXPENSES:

    Cost of goods sold                                             (3,012)            (2,634)            (5,959)            (5,630)

    Research and development                                          (90)              (150)              (190)              (230)

    Selling, general & administrative expenses                       (859)              (766)            (1,585)            (1,529)
                                                              -----------        -----------        -----------        -----------

                                    Total cost and expenses        (3,961)            (3,550)            (7,734)            (7,389)
                                                              -----------        -----------        -----------        -----------

OPERATING INCOME BEFORE INTEREST                                      486                576                964              1,144
           AND INCOME TAXES

    Interest income                                                    49                 36                 95                 69
                                                              -----------        -----------        -----------        -----------

INCOME BEFORE TAXES                                           $       535        $       612        $     1,059        $     1,213

    Provision for taxes                                              (203)              (233)              (402)              (461)
                                                              -----------        -----------        -----------        -----------

NET INCOME                                                    $       332        $       379        $       657        $       752
                                                              ===========        ===========        ===========        ===========

NET INCOME PER SHARE, BASIC AND DILUTED                       $       .13        $       .15        $       .25        $       .29

DIVIDENDS PER SHARE                                           $         0        $         0        $       .10        $       .15

WEIGHTED AVERAGE OF SHARES, Basic and diluted                   2,578,315          2,578,315          2,578,315          2,578,315






                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                              (Unaudited)
CURRENT ASSETS                                                                 5/27/06       11/30/06
                                                                               -------       --------

     Cash and cash equivalents                                                $  3,028    $  2,558
     Short term investments                                                      2,229       2,025
        Receivables, net of allowance for doubtful accounts of $89 on            2,140       2,048
                May 26, 2007 and $89 on November 30, 2005
     Inventories:
         Raw materials                                                           1,775       1,924
         Work-in process                                                         2,368       2,596
                                                                              --------    --------
     Total inventories                                                           4,143       4,520
     Prepaid expenses and other current assets                                      85          77
     Deferred income tax                                                           625         625
                                                                              --------    --------
                                  Total current assets                          12,250      11,853
                                                                              --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                           80          80
     Buildings                                                                     498         498
     Facility improvements                                                         796         796
     Machinery and equipment                                                     6,080       5,925
     Furniture and fixtures                                                        524         507
                                                                              --------    --------
                               Total property, plant, and equipment              7,978       7,806
         Less accumulated depreciation                                          (6,713)     (6,591)
                                                                              --------    --------
                                     Net property, plant, and equipment          1,265       1,215
                                                                              --------    --------

                                      Total assets                            $ 13,515    $ 13,068
                                                                              ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $    642    $    582
     Accrued compensation                                                          373         494
     Other accrued liabilities                                                     211         188
        Deferred revenue                                                           285         243
     Income taxes payable                                                           73          28
                                                                              --------    --------
                                 Total current liabilities                       1,584       1,535
                                                                              --------    --------

DEFERRED INCOME TAXES                                                               79          79

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,                 308         308
          3,078,315 issued 2,578,315 outstanding at May 26, 2007 and
            November 30, 2006
     Paid-in capital                                                               885         885
       Treasury stock, 500,000 shares, at cost                                  (1,250)     (1,250)
     Retained earnings                                                          11,909      11,511
                                                                              --------    --------

                                     Total shareholders' equity                 11,852      11,454
                                                                              --------    --------

                        Total liabilities and shareholders' equity            $ 13,515    $ 13,068
                                                                              ========    ========




                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                 Six months ended
                                                                               05/26/07   05/27/06
                                                                               --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   657    $   752
Adjustments to reconcile net income to
        cash from operating activities:
            Depreciation and amortization
                                                                                   122        127
        Changes in current assets and liabilities:
            Decrease (increase) in accounts receivable                             (92)       604
            Decrease (increase) in inventories                                     377       (792)
            Decrease (increase) in prepaid expenses and other current assets        (8)         5
            Decrease (increase) in income taxes, payable and deferred               45       (143)
            Increase in accounts payable                                            60         65
            Decrease in accrued compensation                                      (121)      (389)
            Increase in other accrued liabilities and deferred revenue              64          8
                                                                               -------    -------
               Net cash provided by operating activities                         1,104        237
                                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase in short term investments                                     (204)      (402)
           Additions to property, plant and equipment                             (172)      (105)
                                                                               -------    -------
               Net cash used in investing activities                              (376)      (507)
                                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
           Cash dividend                                                          (258)      (387)
                                                                               -------    -------
               Net cash used in financing activities                              (258)      (387)
                                                                               -------    -------

               Net change in cash and cash equivalents                             470       (657)

Cash and cash equivalents at beginning of period                                 2,558      1,722
                                                                               -------    -------

Cash and cash equivalents at end of period                                     $ 3,028    $ 1,065
                                                                               =======    =======

Supplemental Cash Flow Disclosure:
           Cash paid for income taxes                                          $   356    $   648
                                                                               =======    =======





                 See accompanying notes to financial statements.



These statements reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 26, 2007, the cash flows for the six months ended May 26, 2007 and May 27, 2006, and the results of operations for the three months and six months ended May 26, 2007 and May 27, 2006. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the six months ended May 26, 2007 and May 27, 2006, the Company had no dilutive potential common stock.



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

Results of Operations

                                                                       Three months ended                  Year to Date
                                                                   5/26/2007        5/27/2006       5/26/2007       5/27/2006
                                                                   ---------        ---------       ---------       ---------

NET SALES                                                            100.00%          100.00%         100.00%         100.00%

COST AND EXPENSES:
    Cost of Goods Sold                                                67.73%           63.84%          68.51%          65.98%
    Research and development                                           2.02%            3.64%           2.18%           2.70%
    Selling, general & administrative expenses                        19.32%           18.57%          18.22%          17.92%
                                    Total cost and expenses           89.07%           86.05%          88.91%          86.60%

OPERATING INCOME BEFORE INTEREST                                      10.93%           13.95%          11.09%          13.40%
           AND INCOME TAXES

    Interest income                                                    1.10%            0.87%           1.09%           0.82%

INCOME BEFORE TAXES                                                   12.03%           14.82%          12.18%          14.22%

    Provision for taxes                                                4.56%            5.65%           4.62%           5.40%

NET INCOME                                                             7.47%            9.17%           7.56%           8.82%



Sales for the second quarter and six months ended May 26, 2007 totaled $4,447,000 and $8,698,000, respectively. Sales for the second quarter increased 7.8% or $321,000 above sales for the same period of 2006, while sales for the first six months of 2007 increased 2% or $165,000 above the first six months of 2006. Sales were 21% in the commercial market, 57% in the military market, and 22% in the space market for the six months ending May 26, 2007. The major increase in sales is attributable to increased sales of the solid state power controllers into the space market, offset by a small decrease in sales in the military markets.

Cost of goods sold for the second quarter 2007 versus 2006 totaled 67.73% and 63.84% of net sales, respectively, while cost of goods sold for the six months of the comparable period totaled 68.51% and 65.98%, respectively. The cost of goods sold increase as a percentage of net sales of 2.53% is attributable to changes in product mix and higher material cost associated with the space level solid state power controllers. Material cost increased 14% or $362,000 for the first six months of 2007.

Selling, general and administrative expenses for the second quarter and first six months of 2007 totaled 19.32% and 18.22% of net sales, respectively, compared to 18.57% and 17.92% for the same period in 2006. In actual dollars expensed, selling, general and administrative expenses increased $93,000 in the second quarter of 2007, compared to 2006, and increased $56,000 for the first six months of 2007, versus 2006.

Net income for the second quarter and year to date 2007 totaled $332,000 and $657,000, respectively, compared to $379,000 and $752,000 for the comparable periods in 2006. Net income per share totaled $.25 and $.29 for the comparable six months of 2007 and 2006, respectively.

Total assets increased $447,000 to $13,515,000 as of May 26, 2007 from $13,068,000 as of November 30, 2006 with an increase in cash and short-term investments of $674,000, inventory decrease of $377,000, accounts receivable increase of $92,000, increase in prepaid expense of $8,000, and an increase in net property, plant, and equipment of $50,000.

Accounts receivable, net totaled $2,140,000 as of May 26, 2007 and represents an increase of $92,000 since November 30, 2006.

Inventories totaled $4,143,000 at the end of the second quarter 2007 compared to $4,520,000 on November 30, 2006, a decrease of $337,000. Raw materials inventories decreased $149,000 since November 30, 2006, while work-in-process inventories decreased $228,000.

Liabilities totaled $1,584,000 on May 26, 2007 representing an increase of $49,000 from November 30, 2006; primarily associated with an increase in accounts payable of $60,000, a decrease of $121,000 in accrued payroll, an increase of $45,000 in provision for income taxes, an increase in deferred revenue of $42,000, and an increase of $23,000 in other accrued liabilities.

Shareholders' equity increased $398,000 in the first six months of 2007. Earnings per share for the six month period totaled $.25 per share.

Liquidity and Capital Resources

Cash and short-term investments as of May 26, 2007 totaled $5,257,000 compared to $4,583,000 on November 30, 2006, an increase of $674,000. Cash flow from operations was $1,104,000 for the first six months offset by a cash dividend of $258,000, $172,000 invested in automated production and test equipment, and $204,000 in short term investments.

For the six months ended May 26, 2007 cash flows from operating activities were $1,104,000 compared to $237,000 for the six months ended May 27, 2006.

Capital expenditures through the second quarter of 2007 totaled $172,000 compared to $105,000 as of May 27, 2006. These purchases were financed internally with the Company's cash, and included production and test equipment.

A special cash dividend of $258,000 was paid on February 9, 2007 to all shareholders of record.

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

Outlook

New orders for the second quarter and year-to-date  2007 totaled  $4,891,000 and
$9,733,000,   respectively,  compared  to  $4,260,000  and  $8,370,000  for  the comparable periods of 2006 or an increase of 14.8% and 16.3% respectively.

Backlog totaled $9,733,000 on May 26, 2007 compared to $9,089,000 as of May 27, 2006 and $9,527,000 on November 30, 2006. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 11% in the commercial market, 64% in the military market, and 25% in the space market compared to 15% in the commercial market, 55% in the military market, and 31% in the space market for the same period of 2006.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,401,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM    3. CONTROLS AND PROCEDURES

        (a)     Evaluation of disclosure controls and procedures.

        The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of May 26, 2007 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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



                                            MICROPAC INDUSTRIES, INC.



July 10, 2007                               /s/ Mark King
Date                                        Mark King
                                            Chief Executive Officer


July 10, 2007                               /s/Patrick Cefalu
Date                                        Patrick Cefalu
                                            Chief Financial Officer