Form 10QSB
period 2007-08-25
MICROPAC INDUSTRIES INC
filed 2007-10-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 25, 2007


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


Yes          X                                       No
   -------------------------                           -------------------------




On August 25, 2007, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB
                                 August 25, 2007

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                 Condensed Statements of Operations for the three months and nine months ended August 25, 2007 and August 26, 2006
                 Condensed Balance Sheets as of August 25, 2007 and November 30, 2006
                 Condensed Statements of Cash Flows for the nine months ended August 25, 2007 and August 26, 2006 Notes to Condensed Financial Statements

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

               32.2 Certification of Chief Accounting  Officer pursuant to 18 U.
                    S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


                    (b) Reports on Form 8-K



SIGNATURES




PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)





                                                        For three months ended            Year-to-date
                                                       08/25/07       08/26/06       08/25/07      08/26/006
                                                     -----------    -----------    -----------    -----------
NET SALES ........................................   $     4,536    $     4,552    $    13,234    $    13,085


COST AND EXPENSES:

    Cost of goods sold ...........................        (3,038)        (3,056)        (8,996)        (8,686)

    Research and development .....................           (36)          (148)          (226)          (378)

    Selling, general & administrative expenses ...          (775)          (760)        (2,359)        (2,290)
                                                     -----------    -----------    -----------    -----------

                        Total cost and expenses           (3,849)        (3,964)       (11,581)       (11,354)
                                                     -----------    -----------    -----------    -----------

OPERATING INCOME BEFORE INTEREST .................           687            588          1,653          1,731
           AND INCOME TAXES

    Interest income ..............................            44             38            138            108
                                                     -----------    -----------    -----------    -----------

INCOME BEFORE TAXES ..............................   $       731    $       626    $     1,791    $     1,839

    Provision for taxes ..........................          (278)          (238)          (681)          (699)
                                                     -----------    -----------    -----------    -----------

NET INCOME .......................................   $       453    $       388    $     1,110    $     1,140
                                                     ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED ..........   $      0.18    $      0.15    $      0.43    $      0.44

DIVIDENDS PER SHARE ..............................   $      0.00    $      0.00    $      0.10    $      0.15

WEIGHTED AVERAGE OF SHARES, Basic and diluted ....     2,578,315      2,578,315      2,578,315      2,578,315


                 See accompanying notes to financial statements.






These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.



                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                          (Unaudited)
CURRENT ASSETS                                                               8/25/07    11/30/06
                                                                             -------    --------
     Cash and cash equivalents                                              $ 2,855       $ 2,558
     Short term investments                                                   2,839         2,025
        Receivables, net of allowance for doubtful accounts of $89 on         2,141         2,048
                August 25, 2007 and $89 on November 30, 2006
     Inventories:
         Raw materials                                                        1,751         1,924
         Work-in process                                                      2,454         2,596
                                                                              -----         -----
     Total inventories                                                        4,205         4,520
     Prepaid expenses and other current assets                                   84            77
     Deferred income tax                                                        625           625
                                                                           --------      --------
                               Total current assets                          12,749        11,853
                                                                           --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                        80            80
     Buildings                                                                  498           498
     Facility improvements                                                      796           796
     Machinery and equipment                                                  6,093         5,925
     Furniture and fixtures                                                     573           507
                                                                           --------      --------
                               Total property, plant, and equipment           8,040         7,806
         Less accumulated depreciation                                       (6,779)       (6,591)
                                                                           --------      --------
                                Net property, plant, and equipment            1,261         1,215
                                                                           --------      --------

                                Total assets                               $ 14,010      $ 13,068
                                                                           ========      ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $ 566         $ 582
     Accrued compensation                                                       450           494
     Other accrued liabilities                                                  215           188
        Deferred revenue                                                        218           243
     Income taxes payable                                                       176            28
                                                                           --------      --------
                                 Total current liabilities                    1,625         1,535
                                                                           --------      --------

DEFERRED INCOME TAXES                                                            79            79

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,              308           308
       3,078,315 issued 2,578,315 outstanding at August 25, 2007 and
       November 30, 2006
     Paid-in capital                                                            885           885
     Treasury stock, 500,000 shares, at cost                                 (1,250)       (1,250)
     Retained earnings                                                       12,363        11,511
                                                                           --------      --------

                                     Total shareholders' equity              12,306        11,454
                                                                           --------      --------

                      Total liabilities and shareholders' equity           $ 14,010      $ 13,068
                                                                           ========      ========


                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                       Nine months ended
                                                                     08/25/07     08/26/06
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................   $ 1,110    $ 1,140
Adjustments to reconcile net income to
      cash from operating activities:
          Depreciation and amortization ...........................       198        192
          Gain on sale of equipment ...............................        (1)        --
      Changes in current assets and liabilities:
          Decrease (increase) in accounts receivable ..............       (93)       516
          Decrease (increase) inventories .........................       315       (815)
          Increase in prepaid expenses and other current assets ...        (7)       (33)
          Decrease in accounts payable ............................       (16)      (218)
          Decrease in accrued compensation ........................       (44)      (261)
          Increase (decrease) in income taxes, payable and deferred       148        (70)
          Increase (decrease) in other accrued liabilities and
          deferred revenues .......................................         2        (95)
                                                                      -------    -------
          Net cash provided by operating activities ...............     1,612        356
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in short term investments .......................      (814)      (409)
         Proceeds from disposal of equipment ......................         7         --
         Additions to property, plant and equipment ...............      (250)      (205)
                                                                      -------    -------
         Net cash used in investing activities ....................    (1,057)      (614)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend
            Net cash used in financing activities .................      (258)      (387)
                                                                      -------    -------
                                                                         (258)      (387)
                                                                      -------    -------

            Net change in cash and cash equivalents ...............       297       (645)

Cash and cash equivalents at beginning of period ..................     2,558      1,722
                                                                      -------    -------

Cash and cash equivalents at end of period ........................   $ 2,855    $ 1,077
                                                                      =======    =======

Supplemental Cash Flow Disclosure:
         Cash paid for income taxes ...............................     $ 532      $ 815
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

                            MICROPAC INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 25, 2007, the cash flows for the nine months ended August 25, 2007 and August 26, 2006, and the results of operations for the three months and nine months ended August 25, 2007 and August 26, 2006. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 25, 2007 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

On June 1, 2006 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two (2) years. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $6,250,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 25, 2007 and August 26, 2006, the Company had no dilutive potential common stock.



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

Results of Operations


                                              Three months
                                                  ended           Year to Date
                                             8/25/07  8/26/06   8/25/07  8/26/06
                                             -------  -------   -------  -------
NET SALES ...............................     100.0%   100.0%   100.0%   100.0%

COST AND EXPENSES:
    Cost of Goods Sold ..................      67.0%    67.1%    68.0%    66.4%
    Research and development ............       0.8%     3.3%     1.7%     2.9%
    Selling, general & administrative ...      17.1%    16.7%    17.8%    17.5%
                                               -----    -----    -----    -----
               Total cost and expenses...      84.9%    87.1%    87.5%    86.8%

OPERATING INCOME BEFORE INTEREST ........      15.1%    12.9%    12.5%    13.2%
           AND INCOME TAXES

    Interest income .....................       1.0%     0.8%     1.0%     0.8%

INCOME BEFORE TAXES .....................      16.1%    13.7%    13.5%    14.0%

    Provision for taxes .................       6.1%     5.2%     5.1%     5.3%

NET INCOME ..............................      10.0%     8.5%     8.4%     8.7%

Sales for the third quarter and nine months ended August 25, 2007 totaled $4,536,000 and $13,234,000, respectively. Sales for the third quarter decreased 0.4% or $16,000 below sales for the same period of 2006, while sales for the first nine months of 2007 increased 1.1% or $149,000 above the first nine months of 2006. Sales decreased 3% in the commercial market, decreased 4% in the military market, and increased 7% in the space market for the nine months ending August 25, 2007.

Cost of goods sold for the third quarter 2007 versus 2006 totaled 67.0% and 67.1% of net sales, respectively, while cost of goods sold for the nine months of the comparable period totaled 68.0% and 66.4%, respectively, an increase of 1.6%.

Selling, general and administrative expenses for the third quarter and first nine months of 2007 totaled 17.1% and 17.8% of net sales, respectively, compared to 16.7% and 17.5% for the same period in 2006. In actual dollars expensed, selling, general and administrative expenses increased $15,000 in the third quarter of 2007, compared to 2006, and increased $69,000 for the first nine months of 2007, versus 2006, attributable to higher commissions on increased sales.

Net income for the third quarter and year to date 2007 totaled $453,000 and $1,110,000, respectively, compared to $388,000 and $1,140,000 for the comparable periods in 2006. Net income per share totaled $.43 and $.44 for the comparable nine months of 2007 and 2006, respectively.

Total assets increased $942,000 to $14,010,000 as of August 25, 2007 from $13,068,000 as of November 30, 2006 with a increase in cash of $297,000, short term investment increase of $814,000, raw material decrease of $173,000, work-in- process decrease of $142,000, accounts receivable increase of $93,000, increase in prepaid expense of $7,000, and an increase in net property, plant, and equipment of $46,000.

Accounts receivable, net totaled $2,141,000 as of August 25, 2007 and represents an increase of $93,000 since November 30, 2006.

Inventories totaled $4,205,000 at the end of the third quarter 2007 compared to $4,520,000 on November 30, 2006, a decrease of $315,000. Raw materials inventories decreased $173,000 since November 30, 2006, while work-in-process inventories decreased $142,000. The decrease in raw materials and work-in-process is attributable to the shipment of the space level products with high dollar radiation tolerant devices.

Liabilities totaled $1,704,000 on August 25, 2007 representing an increase of $90,000 from November 30, 2006; primarily associated with a decrease in accounts payable of $16,000, a decrease of $44,000 in accrued compensation, an increase of $148,000 in provision for income taxes, a decrease in deferred revenue of $25,000, and an increase of $27,000 in other accrued liabilities.

Shareholders' equity increased $852,000 in the first nine months of 2007. Earnings per share for the nine month period totaled $.43 per share.

Liquidity and Capital Resources

Cash and short-term investments as of August 25, 2007 totaled $5,694,000 compared to $4,583,000 on November 30, 2006, an increase of $1,111,000. Cash flow from operations was $1,612,000 and proceeds for the disposal of equipment of $7,000 for the first nine months offset by a cash dividend of $258,000, $250,000 invested in equipment, and $814,000 invested in short term investments.

For the nine months ended August 25, 2007 cash flows from operating activities were $1,612,000 compared to $356,000 for the nine months ended August 26, 2006. Inventory decreased $315,000 for the first nine months of 2007 compared to an increase of $815,000 for the first nine months of 2006 resulting in the increase in cash flow for operations from 2006.

Capital expenditures through the third quarter of 2007 totaled $250,000 compared to $205,000 as of August 26, 2006. These purchases were financed internally with the Company's cash, and included office, production and test equipment.

A special cash dividend of $258,000 was paid on February 9, 2007 to all shareholders of record.

On June 1, 2006 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two (2) years. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $6,250,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the third quarter and year-to-date 2007 totaled $4,037,000 and $12,936,000, respectively, compared to $3,677,000 and $12,040,000 for the comparable periods of 2006 or an increase of 10.0% and 7.0% respectively. The increase in new orders is primarily attributable to increased orders for space level optocouplers offset by a decrease in the industrial semiconductor assemblies.

Backlog totaled $9,236,000 on August 25, 2007 compared to $8,295,000 as of August 26, 2006 and $9,791,000 on November 30, 2006. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 17% in the commercial market, 67% in the military market, and 17% in the space market compared to 12% in the commercial market, 54% in the military market, and 34% in the space market for the same period of 2006.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not be successful, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,340,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of August 25, 2007 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                    31.1 Certification  of Chief Executive  Officer  pursuant to
                         Section 302 of the Sarbanes- Oxley Act of 2002
                    31.2 Certification of Chief  Accounting  Officer pursuant to
                         Section 302 of the Sarbanes- Oxley Act of 2002
                    32.1 Certification of Chief Executive Officer pursuant to 18
                         U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
                    32.2 Certification of Chief  Accounting  Officer pursuant to
                         18 U.  S. C.  section  1350,  as  adopted  pursuant  to
                         section 906 of the Sarbanes-Oxley act of 2002.


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



                            MICROPAC INDUSTRIES, INC.



October 9, 2007                             /s/ Mark King
---------------                             -------------
Date                                        Mark King
                                            Chief Executive Officer


October 9, 2007                             /s/ Patrick Cefalu
---------------                             ------------------
Date                                        Patrick Cefalu
                                            Chief Financial Officer