Form 10KSB
period 2007-11-30
MICROPAC INDUSTRIES INC
filed 2008-02-11
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-KSB
                             Dated February 11, 2008


(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 2007


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

     __________________              ____________________________________
     __________________              ____________________________________


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

Revenues for its most recent fiscal year:  $18,524,000

On November 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the closing price reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2007 was approximately $4,380,000. For purposes of such calculation shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's only class of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2007.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated February 11, 2008 for the Annual Meeting of Shareholders to be held on March 7, 2008 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

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

The Company's facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level); MIL-PRF-19500 JANS (space level), MIL-PRF-28750 (class K space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 516 shareholders on November 30, 2007.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 38% of the Company's sales for the fiscal year ended November 30, 2007, and 40% in fiscal 2006; standard components are estimated to account for approximately 62% of the Company's sales for the fiscal year ended November 30, 2007, and 60% for fiscal 2006.

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

In 2007, the Company's investment in technology through research and development, which was expensed, totals approximately $301,000 ($494,000 in 2006). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

The Company introduced new Solid State Power Controllers (SSPC) as the next generation of solid state relays with enhanced ruggedness and voltage and current carrying capabilities. Micropac's SSPCs feature both an instantaneous over current trip as well as I^2T which compares power used over time. These devices range from 28VDC to 400VDC and from 5Amps to 40Amps. The SSPC Product Family is fully capable of being Class K screened per MIL-PRF 38534. Radiation tolerant versions of these products are also available. Micropac strives to provide the greatest power density per package volume and strives to meet the stringent efficiency requirements of customers in today's market.

In addition to the Company's investment in research and development, various customers paid the Company approximately $124,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS
---------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 17% of the sales for fiscal year 2007 (18% in 2006) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,474,000 in 2007 compared to $4,519,000 in 2006 or 24% and 26% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 71% of the Company's fiscal net sales in 2007 compared to 69% in 2006.

The Company's major customers are Lockheed Martin, Northrop Grumman, Boeing, Raytheon, BAE, Schlumberger, Honeywell, Rockwell Int'l and NASA.

At any time a single customer may have a disproportionate and material impact on the company's operations and profit and loss.

BACKLOG
-------

At November 30, 2007, the Company had a backlog of unfilled orders totaling approximately $7,918,000 compared to approximately $9,527,000 at November 30, 2006. The Company expects to complete and ship most of its November 30, 2007 backlog during fiscal 2008.

EMPLOYEES
---------

At November 30, 2007, the Company had 136 full-time employees (compared to 134 at November 30, 2006), of which 22 were executive and managerial employees, 34 were engineers and quality-control personnel, 20 were clerical and administrative employees, and 60 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

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

The hybrid microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers and regulators accounted for 48% of the Company's business in 2007, and the Optoelectronics product line accounted for 52% of the Company's business in 2007, compared to 47% and 53% in 2006.

There are approximately 38 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM's, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit business. Some of the Company's primary competitors are Teledyne Industries, Inc., M.S. Kennedy, Aeroflex, Avago, Optek, and Isolink.


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

Some of the Company's primary suppliers are International Rectifier, NTK Technologies, Electrovac, Schott Glass, Schlumbereger, Micross Components, and Aborn Electronics.


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

A small number of shares is available for public purchase and sale. As a result the company's reported share price may be subject to extreme fluctuations due in part to the small number of shares traded at any time.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2007.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

On November 30, 2007, there were approximately 516 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

                                                         High              Low
 Fiscal Year Ended November 30, 2007
      Fourth Quarter                                    $7.37             $6.55
      Third Quarter                                     $7.00             $5.75
      Second Quarter                                    $6.40             $5.75
      First Quarter                                     $6.10             $5.35

  Fiscal Year Ended November 30, 2006
      Fourth Quarter                                    $6.25             $5.35
      Third Quarter                                     $7.50             $5.95
      Second Quarter                                    $9.25             $7.00
      First Quarter                                    $14.74             $8.00


During the three (3) month period ended November 30, 2007, approximately 7,310 shares of the Company's common stock was reportedly traded in the over-the-counter market at a reported price range of $6.66 to $7.37 per share. For the two (2) year period ending November 30, 2007, approximately 503,022 shares of the Company's common stock were reportedly traded in the over-the-counter market at prices ranging from a low of $5.35 to a high of $14.74. Due to this average monthly volume of approximately 20,959 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company's common stock held by non-affiliates.

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

The Company realized $2,370,000 net in cash flows from operations in 2007. Cash influx came primarily from the combination of net income totaling $1,619,000, recovery of depreciation totaling $262,000, decrease of inventories of $477,000, increase in income tax liabilities of $207,000, increase in payroll related liabilities of $50,000; increase in accounts payables of $26,000; and an increase in other accrued liabilities of $86,000 and use of cash with an increase of accounts receivables of $367,000

The Company used $287,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2007 compared to $256,000 in 2006.


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

As of November 30, 2007, the Company had $4,394,000 in cash and cash equivalents and $2,021,000 in short term investments compared to $2,558,000 in cash and cash equivalents and $2,025,000 in short term investments on November 30, 2006.

Company management believes it will meet its 2008 capital  requirements  through the use of cash  derived  from  operations  for the  year  and/or  usage  of the
Company's  short-term   investments.   There  were  no  significant  outstanding
commitments for equipment purchases or improvements at November 30, 2007.


Results of Operations 2007 vs. 2006
-----------------------------------

                                  Three Months Ended                Twelve Months Ended
                               11/30/07         11/30/06         11/30/07         11/30/06

Net Sales                        100.0%           100.0%           100.0%           100.0%

Cost of sales                     68.3%            66.7%            68.1%            66.5%
R & D                              1.4%             2.8%             1.6%             2.9%
S, G, & A                         17.4%            21.2%            17.7%            18.4%
  Total Cost & Expenses           87.1%            90.7%            87.4%            87.8%

Operating Income                  12.9%             9.3%            12.6%            12.2%

Other and Interest Income          1.7%             1.3%             1.2%             1.0%

Income Before Income Taxes        14.6%            10.6%            13.8%            13.2%

Provision for taxes                4.9%             3.7%             5.1%             4.9%

Net Income                         9.6%             6.9%             8.7%             8.3%


Sales in 2007 were approximately $18,524,000, an increase of 8.0% or $1,368,000 compared to 2006 sales. The increase in sales is primarily attributable to an increase in space level product sales to various customers, optocouplers to an international customer, offset by a decrease in industrial products to one customer.

The Company's management expects sales and profits to be stable in 2008, based on the current backlog of optoelectronics products, certain space product contracts, and requirements for microcircuits.

New orders for fiscal year 2007 total $17,002,000 compared to $17,340,000 for fiscal 2006. Approximately $10,429,000 of the new orders received in 2007 were delivered to customers in 2007, along with approximately $8,088,000 of the Company's $9,527,000 backlog of orders at November 30, 2006.

The Company's backlog as of November 30, 2007, was approximately $7,918,000, compared to approximately $9,527,000 on November 30, 2006.

Custom-designed components are estimated to account for approximately 38% of the Company's sales for the fiscal year ended November 30, 2007, and 40% in fiscal 2006; standard components are estimated to account for approximately 62% of the Company's sales for the fiscal year ended November 30, 2007, and 60% for fiscal 2006.

Approximately 17% of the sales for fiscal year 2007 (18% in 2006) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,474,000 in 2007 compared to $4,519,000 in 2006 or 24% and 26% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 71% of the Company's fiscal net sales in 2007 compared to 69% in 2006.

Cost of sales, as a percentage of net sales, was 68.1% in 2007 compared to 66.5% in 2006. The increase of 1.6% is attributable to higher material cost for the space level products offset by stable fixed operating expense on higher sales volume. In actual dollars, cost of sales increased $1,207,000 for 2007 versus 2006.

Expenses for research and development total $301,000 in 2007 compared to $494,000 in 2006. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, detectors, hall-effect devices; and continued investments in enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses total 17.7% of net sales in 2007, compared to 18.4% in 2006, based on higher sales. In dollars expensed, selling, general and administrative expenses totaled $3,278,000 in 2007 compared to $3,152,000 in 2006, an increase of $126,000.

Interest and other income for fiscal 2007 totaled $226,000 compared to $161,000 for fiscal 2006. The increase is related to higher interest rates on the Company's investments.

Income before taxes for fiscal 2007 was approximately $2,561,000 or 13.8% of net sales, compared to $2,268,000 or 13.2% of net sales in fiscal 2006. Net income after taxes totaled approximately $1,619,000 or $.63 per share in 2007 versus 2006 net income of $1,419,000 or $.55 per share. Net income after taxes increased $200,000 in 2007 compared to 2006.


New Accounting Standards
------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.


In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.


Item 7.  Financial Statements
-----------------------------

The financial statements listed below appear on pages 19 through 26 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.
       --------

          17        Report of Independent Registered Public Accounting Firm

          18        Balance Sheets as of November 30, 2007 and 2006

          19        Statements  of Income for the years ended  November 30, 2007 and 2006


          20 Statements of Shareholders' Equity for the years ended November 30, 2007 and 2006

          21 Statements of Cash Flows for the years ended November 30, 2007 and 2006

         22-26 Notes to Financial Statements for the years ended November 30, 2007 and 2006

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

                                    PART III

In accordance with General Instruction G(3) of Form 10-KSB, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders, as set forth below. The 2008 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 8, 2008.


Item 9.  Directors & Executive Officers of The Registrant

The information set forth in the 2007 Proxy Statement under the headings
"Election of Directors", and "Principal Stockholders and Stockholdings of
Management", is incorporated herein by reference.

                                       Position(s) With
Name                       Age            the Company                           Director Since
----                       ---            -----------                           --------------

H. Kent Hearn              71        Director and Member of Audit
                                     Committee                                   February 1983

Heinz-Werner Hempel        79        Director and Member of Audit
                                     Committee                                   February 1997

James K. Murphey           65        Director and Member of Audit
                                     Committee                                   March 1990

Nicholas Nadolsky          74        Director and Member of Audit
                                     Committee                                   May 2005

Connie Wood                68        Director and Member of Audit
                                     Committee, Former CEO and President         May 2002

Mark King                  53        Director, CEO, President and
                                     Member of Audit Committee                   October 2005

Patrick Cefalu             50        CFO, Vice President


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

The Board of Directors held five (5) board meetings during the year ended November 2007. Directors (other than Mr. King) received a fee of $1,500.00 for each meeting attended during the year ended November 2007. Beginning on December 1, 2005, the Board provided for the payment of an annual retainer of $10,000 to Messrs Nadolsky and Hearn and Mrs. Wood. Mrs. Wood, Mr. Nadolsky and Mr. Hearn attended all of the meetings. Mr. Murphey attended four (4) of the meetings and Mr. Hempel attended two (2) of the meetings.


The Audit Committee held four (4) meetings during the year ended November 30, 2007. Members (other than Mark King) of the Audit Committee received a fee of $750.00 for each meeting attended during the year ended November 2007. Mr.
Murphey,  Mr.  Nadolsky,  Mrs. Wood, and Mr. Hearn attended all of the meetings.
Mr. Hempel attended one (1) meeting.

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

Item 10.  Executive Compensation
--------------------------------

The  information  set  forth in the  2008  Proxy  Statement  under  the  heading
"Management Remuneration and Transactions", is incorporated herein by reference.

The following table shows as of November 30, 2007, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief
Executive  Officer and Mr. Patrick  Cefalu,  Vice President and Chief  Financial
Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2007.

The company does not have any equity compensation plans.

                                                 Annual Compensation
                                                 -------------------

Name and                                           Annual                             Other              All Other
Principal Position                  Year           Salary              Bonus     Annual Compensation   Compensation
                                                                                        (a)                 (b)
====================================================================================================================================

Mark King,                          2007         $232,641.33           $20,000          -0-              $25,452.21
President and                       2006         $220,317.81           $29,500          -0-              $15,981.33
Chief Executive Officer (1)         2005         $163,395.50           $14,500         $500              $13,383.62

Patrick Cefalu,                     2007         $123,161.42           $20,000          -0-              $11,978.68
Vice President and                  2006         $114,467.91           $29,500          -0-              $ 6,736.33
Chief Financial Officer             2005         $  90,906.21          $14,500          -0-              $10,749.07




     (a)  Reflects fees for Board meetings and Audit Committee meetings
     (b) Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; and reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.



--------------------------------------------------------------------------------

     (1) Effective November 2005, Mr. King's existing employment agreement was revised to provide: (1) that Mr. King would serve as the Company's
     President and Chief Executive Officer, and a member of the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years. In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.



Amount included in all other compensation relating to employee benefit plans
----------------------------------------------------------------------------

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2007, Mr. King received $1,658.27 and Mr. Cefalu received $11,978.68 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2007, the Company made contributions to the Plan for Mr. King in the amount of $15,583.60 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company's officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2007, Mr. King received unused vacation pay in the amount of $8,210.34 which is included in the "All Other Compensation" column shown in the preceding remuneration table

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information set forth in the 2008 Proxy Statement under the heading "Principal Stockholders and Stockholdings of Management" is incorporated herein by reference.


The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own
5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address                                    Number of Shares            Percent
of Beneficial Owner                                Beneficially Owned          of Class(1)
-------------------                                ------------------          -----------

Heinz-Werner Hempel (2)(3)(4)                           1,952,577                  75.7%
Micropac Industries
Vermoegensverwaltungsgesellschaft buergerlichen
Rechts Hanseatische Waren-Gesellschaft
         MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)                                           3,500              Less than .2%
1409 Briar Hollow
Garland, Texas 75043

James K. Murphey (3)                                        -0-                   --
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Nicholas Nadolsky (3)                                       -0-                   --
1322 Briar Hollow
Garland, Texas 75043

Connie Wood (3)                                              6,000             Less than .3%
877 FM 2948
Como, Texas 75431

Mark King(3)                                                -0-                     --
2905 Wyndham Lane
Richardson, Texas 75082

Patrick Cefalu                                              -0-                     --
8706 Arborside
Rowlett, Texas 75089

All officers and directors                              1,962,077                  76.1%
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

(3) A director of the Company. On January 23, 2008, Mr. Nadolsky announced his plan not to run for re-election as a Director and Chairman of the Board of Micropac Industries, Inc. (the "Company") due to health reasons. Mr. Nadolsky will continue to serve in such positions until the Company's next Annual Shareholder Meeting scheduled for March 7, 2008. All other directors have been nominated for re-election at the Annual Meeting.

(4) Effective October 10, 2007, the Company's majority shareholder, Mr. Heinz-Werner Hempel, transferred all of the shares of the Company's common stock, $.10 par value and consisting of 1,952.577 shares to Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts. This Partnership is composed of Mr. Hempel, his son and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and retains the sole voting and management control. His son and daughter each own 0.01% in this Partnership.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth in the 2008 Proxy Statement under the heading "Management Remuneration and Transactions" is incorporated herein by reference.

Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $41,936 for the fiscal year ended November 30, 2007. The lease was renewed for three (3) years, July 2007 to June 2010 at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.


Item 13.  Principal Accountant Fees and Services
------------------------------------------------

The information set forth in the 2008 Proxy Statement under the heading "Independent Public Accountants" and "Audit Fees" is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2007.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

KPMG LLP fees for professional services for the audit of the Company's financial statements for 2007 and the review of the interim financial statements included in the Quarterly Reports are $101,000.

TAX FEES

In addition to the audit fees, KPMG LLP fees for tax advisory and 2006 tax return preparation services were $12,370.

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

                    Effective October 10, 2007, the Company's majority shareholder, Mr. Heinz-Werner Hempel, transferred all of the shares of the Company's common stock, $.10 par value and consisting of 1,952.577 shares to Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts. This Partnership is composed of Mr. Hempel, his son and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and retains the sole voting and management control. His son and daughter each own 0.01% in this Partnership.






                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MICROPAC INDUSTRIES, INC.




                                         By:   /s/ Mark King
                                               --------------------------------
                                               Mark King, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


                                         By:   /s/Patrick Cefalu
                                               -----------------
                                               Patrick Cefalu, CFO and
                                               Principal Accounting Officer



Dated:  02/11/2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/11/2008.



   /s/ Connie Wood                                 /s/ Kent Hearn
--------------------------------------         ---------------------------------
     Connie Wood, Director                     H. Kent Hearn, Director


  /s/ James Murphey                               /s/ Heinz-Werner Hempel
--------------------------------------         ---------------------------------
     James K. Murphey, Director                Heinz-Werner Hempel, Director


  /s/ Nicholas Nadolsky                           /s/ Mark King
--------------------------------------          --------------------------------
     Nicholas Nadolsky, Director               Mark King, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2007 and 2006, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




KPMG LLP

Dallas, Texas,
February 8, 2008

                            MICROPAC INDUSTRIES, INC.
                                 BALANCE SHEETS
                           NOVEMBER 30, 2007 AND 2006
                           --------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                                             2007        2006
                                 ------                                           --------    --------

CURRENT ASSETS:
    Cash and cash equivalents                                                     $  4,394    $  2,558
    Short-term investments                                                           2,021       2,025
    Receivables, net of allowance for doubtful accounts
        of $89 for 2007 and 2006 respectively                                        2,415       2,048
    Inventories
        Raw materials and supplies                                                   1,588       1,924
        Work-in-process                                                              2,455       2,596
                                                                                  --------    --------
                  Total inventories                                                  4,043       4,520

    Deferred income taxes                                                              659         625
    Prepaid expenses and other assets                                                   69          77
                                                                                  --------    --------
                  Total current assets                                              13,601      11,853

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                                80          80
    Buildings                                                                          498         498
    Facility improvements                                                              796         796
    Machinery and equipment                                                          6,119       5,925
    Furniture and fixtures                                                             584         507
                                                                                  --------    --------
        Total property, plant, and equipment                                         8,077       7,806
    Less- accumulated depreciation                                                  (6,843)     (6,591)
                                                                                  --------    --------
        Net property, plant, and equipment                                           1,234       1,215
                                                                                  --------    --------


                  Total assets                                                    $ 14,835    $ 13,068
                                                                                  ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                              $    608    $    582
    Accrued compensation                                                               544         494
    Accrued professional fees                                                           51          51
    Income taxes payable                                                               235          28
    Property taxes                                                                      69          63
    Commissions payable                                                                 49          49
    Deferred revenue                                                                   323         243
    Other accrued liabilities                                                           25          25
                                                                                  --------    --------
                  Total current liabilities                                          1,904       1,535

DEFERRED INCOME TAXES                                                                  116          79
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares 3,078,315 issued
         2,578,315 outstanding at November 30, 2007
         and November 30, 2006                                                         308         308
    Paid-in capital                                                                    885         885
    Treasury stock, at cost, 500,000 shares                                         (1,250)     (1,250)
    Retained earnings                                                               12,872      11,511
                                                                                  --------    --------
                  Total shareholders' equity                                        12,815      11,454
                                                                                  --------    --------

                  Total liabilities and shareholders' equity                      $ 14,835    $ 13,068
                                                                                  ========    ========

                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006
                 ----------------------------------------------
                    (Dollars in thousands except share data)



                                                                2007          2006
                                                           -----------   -----------

NET SALES                                                  $    18,524   $    17,156

COSTS AND EXPENSES:
Cost of sales                                                   12,610        11,403
Research and development                                           301           494
Selling, general, and administrative expenses                    3,278         3,152
                                                           -----------   -----------



                  Total costs and expenses                      16,189        15,049
                                                           -----------   -----------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                2,335         2,107

Other income                                                        40            12
Interest income                                                    186           149
                                                           -----------   -----------

INCOME BEFORE INCOME TAXES                                       2,561         2,268

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                        939           855
    Deferred                                                         3            (6)
                                                           -----------   -----------

          Total provision for current and deferred taxes           942           849
                                                           -----------   -----------

NET INCOME                                                 $     1,619   $     1,419
                                                           ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $      0.63   $      0.55
                                                           ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted         2,578,315     2,578,315
                                                           ===========   ===========
















                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006
                 ----------------------------------------------
                             (Dollars in thousands)



                                  Common        Paid-in        Treasury        Retained
                                   Stock        Capital         Stock          Earnings         Total
                                 --------       --------       --------        --------        --------

BALANCE, November 30, 2005       $    308       $    885       $ (1,250)       $ 10,479        $ 10,422

    Dividend                         --             --             --              (387)           (387)
    Net income                       --             --             --             1,419           1,419
                                 --------       --------       --------        --------        --------

BALANCE, November 30, 2006            308            885         (1,250)         11,511          11,454

    Dividend                         --             --             --              (258)           (258)
    Net income                       --             --             --             1,619           1,619
                                 --------       --------       --------        --------        --------

BALANCE, November 30, 2007       $    308       $    885       $ (1,250)       $ 12,872        $ 12,815
                                 ========       ========       ========        ========        ========
































                 See accompanying notes to financial statements.


                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006
                 ----------------------------------------------
                             (Dollars in thousands)

                                                                            2007       2006
                                                                           -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 1,619    $ 1,419
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                       262        253
           Deferred tax expense (benefit)                                        3         (6)
           Gain on sale of equipment                                            (1)      --
Changes in certain current assets and liabilities-
               (Increase) decrease in receivables, net                        (367)     1,009
               Decrease (increase) in inventories                              477       (977)
               Decrease (increase) in prepaid expenses and other assets          8         (1)
                 Increase (decrease) increase in accounts payable               26       (186)
               Increase (decrease) in accrued compensation                      50       (196)
               Increase (decrease) in income taxes payable                     207       (119)
               Increase (decrease) in all other accrued liabilities             86       (219)
                                                                           -------    -------

                  Net cash provided by operating activities                  2,370        977
                                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Maturity of short term investment, net                                4        502
           Proceeds from sale of equipment                                       7       --
           Additions to property, plant, and equipment                        (287)      (256)
                                                                           -------    -------

                  Net cash provided by (used in) in investing activities      (276)       246
                                                                           -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Dividends paid                                                     (258)      (387)
                                                                           -------    -------

                  Net cash used in financing activities                       (258)      (387)
                                                                           -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,836        836

CASH AND CASH EQUIVALENTS, beginning of year                                 2,558      1,722
                                                                           -------    -------

CASH AND CASH EQUIVALENTS, end of year                                     $ 4,394    $ 2,558
                                                                           =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received                $   730    $   977
                                                                           =======    =======





                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006
                           --------------------------



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

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair market value as of November 30, 2007 and 2006. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity. All held-to maturity securities mature within one year.

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

Comprehensive Income
--------------------

Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For each period presented in the accompanying statement of income, comprehensive income and net income are the same amount.

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2007 and 2006, the Company had no dilutive potential common stock.

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

4.   RELATED PARTIES:
    ----------------

The Company leases a building from the Company's Chairman of the Board of Directors. Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $41,936 for the fiscal year ended November 30, 2007 and $45,000 in 2006. The lease was renewed for three (3) years, July 2007 to June 2010 at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Effective May 13, 2003, the Company's Board of Directors approved the formation of an audit committee composed of the members of the Board. It is possible that the members of the audit committee may resign from the committee if future
Securities and Exchange Commission rules establish a criteria that such individuals must be independent, due to their relationships with the Company. The Board of Directors held five (5) board meetings during the year ended November 30, 2007. Directors (excluding Mark King) receive a fee of $1,500.00 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2007. Members (excluding Mark King) of the Audit Committee received a fee of $750.00 for each meeting.


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

Warranty expense to repair or replace products in 2007 and 2006, was $57,100 and $81,900 respectively.


6.   LEASE COMMITMENTS:
     ------------------

Rent expenses for the years ended November 30, 2007 and 2006, was approximately $41,936 and $45,000 respectively per year. The Company's future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are approximately:

         2008                    $ 43,162
         2009                    $ 43,162
         2010                    $ 25,178




7.   EMPLOYEE BENEFITS:
     ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company were approximately $204,000 in 2007 and $194,000 in 2006. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.   NEW ACCOUNTING STANDARDS
     ------------------------


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.


In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.



9.   INCOME TAXES:
     -------------

The income tax provision consisted of the following for the years ended November
30:


                                                                 2007         2006
                                                               ---------    ---------

                  Current Provision:
                      Federal                                  $ 809,000    $ 725,000
                      State                                      130,000      130,000
                                                               ---------    ---------
                                                                 939,000      855,000

                  Deferred expense (benefit)                       3,000       (6,000)
                                                               ---------    ---------

                               Total                           $ 942,000    $ 849,000
                                                               =========    =========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                 2007         2006
                                                               ---------    ---------
         Tax at 34% statutory rate                             $ 871,000    $ 771,000
         State income taxes, net of federal benefit               84,000       85,000
         Permanent differences and other                         (13,000)      (7,000)
                                                               ---------    ---------

                  Income tax provision                         $ 942,000    $ 849,000
                                                               =========    =========


The components of deferred tax assets and liabilities were as follows:

                                              November 30, 2007      November 30, 2006
                                              -----------------      -----------------
         Current Deferred Taxes -
     Allowance for doubtful accounts             $ 33,000                 $ 33,000
     Inventory                                    414,000                  407,000
     Accrued liabilities and other                212,000                  185,000
                                                 --------                 --------
         Net current deferred tax asset          $659,000                 $625,000
                                                 --------                 --------

Non-current Deferred Taxes Liability
     Depreciation and other                      $116,000                 $ 79,000
                                                 --------                 --------

         Net deferred taxes                      $543,000                 $546,000
                                                 ========                 ========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly no deferred tax asset valuation allowance was necessary as of November 30, 2007 or 2006


10.  SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales to primary contractors for defense and space related contracts accounted for 68% of total sales in 2007 and 69% of total sales in 2006. No customer accounted for 10% of the Company's sales during 2007 and 2006.


11.  SHAREHOLDERS' EQUITY:
     ---------------------

On November 30, 2007, there were approximately 516 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

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

12.  SUBSEQUENT EVENTS
     -----------------

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment will be paid to shareholders on or about February 08, 2008.

On January 23, 2008, Mr. Nadolsky announced his plan not to run for re-election as a Director and Chairman of the Board of Micropac Industries, Inc. (the "Company") due to health reasons. Mr. Nadolsky will continue to serve in such positions until the Company's next Annual Shareholder Meeting scheduled for March 7, 2008.

                             DIRECTORS AND OFFICERS
                             ----------------------
                                NOVEMBER 30, 2007


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