Form 10QSB
period 2008-03-01
MICROPAC INDUSTRIES INC
filed 2008-04-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended March 1, 2008


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


Yes               X                                          No
   ---------------------------------                            ----------------



On March 1, 2008, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MARCH 1, 2008

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                    Condensed Statements of Operations for the three months ended March 1, 2008 and February 24, 2007
                    Condensed Balance Sheets as of March 1, 2008 and November 30, 2007
                    Condensed Statements of Cash Flows for the three months ended March 1, 2008 and February 24, 2007
                    Notes to Financial Statements

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



SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)




                                                         For three months ended
                                                         3/01/08        2/24/07
                                                      -----------    -----------

NET SALES                                            $     4,185    $     4,251


COST AND EXPENSES:

    Cost of goods sold                                    (2,913)        (2,947)

    Research and development                                 (94)          (100)

    Selling, general & administrative expenses              (780)          (726)
                                                      -----------    -----------

                       Total cost and expenses            (3,787)        (3,773)


OPERATING INCOME BEFORE INTEREST                             398            478
           AND INCOME TAXES

    Interest income                                           69             46
                                                     -----------    -----------

INCOME BEFORE TAXES                                          467            524

    Provision for taxes                                     (177)          (199)
                                                     -----------    -----------

NET INCOME                                           $       290    $       325
                                                     ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED              $      0.11    $      0.13


DIVIDENDS PER SHARE                                  $      0.10    $      0.10

WEIGHTED AVERAGE NUMBER OF SHARES, Basic and diluted   2,578,315      2,578,315


                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS
                                                                    (Unaudited)
CURRENT ASSETS                                                        3/01/08    11/30/07
                                                                      -------    --------

     Cash and cash equivalents                                       $  4,774    $  4,394
     Short term investments                                             1,521       2,021

     Receivables, net of allowance for doubtful accounts of             2,370       2,415
         $89 on March 1, 2008 and $89 on November 30, 2007
     Inventories:
         Raw materials                                                  1,579       1,588
         Work-in process                                                2,476       2,455
                                                                     --------    --------
     Total Inventories                                                  4,055       4,043
     Prepaid expenses and other current assets                             32          69
     Deferred income tax                                                  659         659
                                                                     --------    --------
                        Total current assets                           13,411      13,601
                                                                     --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                  80          80
     Buildings                                                            498         498
     Facility improvements                                                796         796
     Machinery and equipment                                            6,182       6,119
     Furniture and fixtures                                               590         584
                                                                     --------    --------
                        Total property, plant, and equipment            8,146       8,077
         Less accumulated depreciation                                 (6,908)     (6,843)
                                                                     --------    --------
                        Net property, plant, and equipment              1,238       1,234
                                                                     --------    --------


                        Total assets                                 $ 14,649    $ 14,835
                                                                     ========    ========

                         LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $    682    $    608
     Accrued compensation                                                 308         544
     Other accrued liabilities                                            135         194
     Deferred revenue                                                     268         323
     Income taxes payable                                                 293         235
                                                                     --------    --------
                        Total current liabilities                       1,686       1,904
                                                                     --------    --------

DEFERRED INCOME TAXES                                                     116         116

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,        308         308
       3,078,315 issued 2,578,315 outstanding at March 1, 2008 and
       November 30, 2007
     Paid-in capital                                                      885         885
     Treasury stock, 500,000 shares, at cost                           (1,250)     (1,250)
     Retained earnings                                                 12,904      12,872
                                                                     --------    --------

                        Total shareholders' equity                     12,847      12,815
                                                                     --------    --------

                        Total liabilities and shareholders' equity   $ 14,649    $ 14,835
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




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    For three months ended
                                                                     3/01/08      2/24/07
                                                                     -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $   290    $   325
     Adjustments to reconcile net income to:
         Cash from operating activities:
           Depreciation and amortization                                 65         66
         Changes in current assets and liabilities:
           Accounts receivable                                           45       (660)
           Inventories                                                  (12)       308
           Prepaid expenses and other current assets                     37         32
           Deferred revenue                                             (55)        51
           Accounts payable                                              74        (78)
           Accrued compensation                                        (236)      (183)
           Other accrued liabilities                                    (59)       (16)
           Income taxes payable                                          58        198
                                                                    -------    -------

              Net cash provided by operating activities                 207         43
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Changes in investments                                             500        (92)
     Additions to property, plant and equipment                         (69)       (15)
                                                                    -------    -------

              Net cash provided by (used in) investing activities       431       (107)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                 (258)      (258)
                                                                    -------    -------

              Net cash used in financing activities                    (258)      (258)
                                                                    -------    -------

Net change in cash and cash equivalents                                 380       (322)

Cash and Cash Equivalents at beginning of period                      4,394      2,558
                                                                    -------    -------

Cash and Cash Equivalents at end of period                          $ 4,774    $ 2,236
                                                                    =======    =======

Supplemental Cash Flow Disclosure

     Cash Paid For Income Taxes                                     $   123    $     0
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 1, 2008, the cash flows for the three months ended March 1, 2008 and February 24, 2007, and the results of operations for the three months ended March 1, 2008 and February 24, 2007. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 23, 2008, Mr. Nadolsky announced his plan not to run for re-election as a Director and Chairman of the Board of Micropac Industries, Inc. (the "Company") due to health reasons. Mr. Nadolsky continued to serve in such positions until the Company's Annual Shareholder Meeting on March 7, 2008.


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of March 1, 2008 there were 500,000 options available to be granted. No options have been granted to date.


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


Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended March 1, 2008 and February 24, 2007, the Company had no dilutive potential common stock.


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

Results of Operations

                                                 Three months ended
                                                3/01/2008  2/24/2007
                                                ---------  ---------
NET SALES                                         100.0%     100.0%

COST AND EXPENSES:
    Cost of goods sold                             69.6%      69.3%
    Research and development                        2.3%       2.4%
    Selling, general & administrative expenses     18.6%      17.1%
                                                   -----      -----
                 Total cost and expenses           90.5%      88.8%


OPERATING INCOME BEFORE INTEREST                    9.5%      11.2%
    AND INCOME TAXES

  Interest income                                   1.6%       1.0%

INCOME BEFORE TAXES                                11.1%      12.3%

  Provision for taxes                               4.2%       4.7%

NET INCOME                                          6.9%       7.6%



Sales for the first quarter ended March 1, 2008 totaled $4,185,000. Sales for the first quarter decreased 1.6% or $66,000 below sales for the same period of 2007. Sales were 15% in the commercial market, 62% in the military market, and 23% in the space market compared to 22% in the commercial market, 57% in the military market, and 21% in the space market for the same period of 2007.

Cost of goods sold for the first quarter 2008 versus 2007 totaled 69.6 and 69.3% of net sales. Cost of goods sold dollars decreased $34,000 in the first quarter of 2008, compared to 2007.

Research and development cost decreased $6,000 for the first quarter of 2008 compared to the same period of 2007.

Selling, general and administrative expenses for the first quarter of 2008 totaled 18.6%, compared to 17.1% for the same period in 2007. Selling, general and administrative expenses increased $54,000 in the first quarter of 2008, compared to 2007.

Interest income increased $23,000 for the first quarter of 2008 compared to the same period in 2007. The increase is attributable to improved yields on the company's short term investments and an increase in short term investments of $500,000.

Provisions for taxes decreased $22,000 for the first quarter of 2008 compared to the same period in 2007 with lower net income. The estimated effective tax rate was 38% for both periods.

Net income in the first quarter of 2008 totaled $290,000, compared to $325,000 for the comparable period in 2007. Net income per share totaled $.11 and $.13 for the comparable three months of 2008 and 2007, respectively

Total assets decreased $186,000 to $14,649,000 as of March 1, 2008 from $14,835,000 as of November 30, 2007.

Cash and short-term investments as of March 1, 2008 totaled $6,295,000 compared to $6,415,000 on November 30, 2007, a decrease of $120,000.

Account receivables totaled $2,370,000 as of March 1, 2008 from $2,415,000 as of November 30, 2007, a decrease of $45,000.

Inventories totaled $4,055,000 at the end of the first quarter 2008 compared to $4,043,000 on November 30, 2007, an increase of $12,000. Raw materials inventories including supplies decreased $9,000 since November 30, 2007, while work-in process inventories increased $21,000.

Current liabilities totaled $1,686,000 on March 1, 2008 representing a decrease of $218,000 from November 30, 2008 with a decrease in accrued compensation of $236,000 related to the payment of a cash bonus to all employees.

Shareholders' equity increased $32,000 in the first three months of 2008 with a net income of $290,000 offset by the dividend payment of $258,000. Earnings per share for the three month period totaled $.11 per share.

Liquidity and Capital Resources

Cash and short-term investments as of March 1, 2008 totaled $6,295,000 compared to $6,415,000 on November 30, 2007, a decrease of $120,000. The decrease in cash and short-term investments is attributable to $207,000 net cash provided by operations, offset by the payment of a cash dividend of $258,000 and the investment of $69,000 in equipment.

Cash flows from operating activities for the quarter ending March 1, 2008 were $207,000 compared to $43,000 for the quarter ending February 24, 2007.

A special cash dividend of $258,000 was paid on February 8, 2008 to all shareholders of record on January 25, 2007.

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

Outlook

New orders for the first quarter of 2008 totaled $4,618,000 compared to $4,000,000 for the comparable period of 2007.

Backlog totaled $8,351,000 on March 1, 2008 compared to $9,278,000 as of February 24, 2007. The decrease is primarily attributable to lower orders on industrial semiconductor assemblies and solid state power controllers. The majority of the backlog is shippable in the next twelve (12) months.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,400,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.



ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of March 1, 2008 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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


               (b) Reports on Form 8-K

               On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

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



                            MICROPAC INDUSTRIES, INC.



April 14, 2008                                /s/ Mark King
--------------                              ------------------------------------
Date                                        Mark King
                                            Chief Executive Officer



April 14, 2008                                /s/ Patrick Cefalu
--------------                              ------------------------------------
Date                                        Patrick Cefalu
                                            Chief Financial Officer