Form 10QSB
period 2008-05-31
MICROPAC INDUSTRIES INC
filed 2008-07-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       for the Quarter Ended May 31, 2008


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


Yes      X                                                      No
   -------------                                                   -------------



On May 31, 2008, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB

                                  MAY 31, 2008

                                      INDEX

PART I   - FINANCIAL INFORMATION

           ITEM 1 -   FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and six months ended May 31, 2008 and May 26, 2007
                           Condensed Balance Sheets as of May 31, 2008 and November 30, 2007
                           Condensed Statements of Cash Flows for the six months ended May 31, 2008 and May 26, 2007
                           Notes to Financial Statements

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                           Statement of Operations       Statement of Operations
                                                           For three months ended             Year-to-date
                                                           05/31/08       05/26/07       05/31/08       05/26/07
                                                         -----------    -----------    -----------    -----------
NET SALES                                                $     4,597    $     4,447    $     8,782    $     8,698


COST AND EXPENSES:

    Cost of goods sold                                        (3,189)        (3,012)        (6,102)        (5,959)

    Research and development                                    (123)           (90)          (217)          (190)

    Selling, general & administrative expenses                  (812)          (859)        (1,592)        (1,585)
                                                         -----------    -----------    -----------    -----------

                       Total cost and expenses                (4,124)        (3,961)        (7,911)        (7,734)
                                                         -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                                 473            486            871            964
           AND INCOME TAXES

    Interest income                                               23             49             92             95
                                                         -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                                      $       496    $       535    $       963    $     1,059

    Provision for taxes                                         (179)          (203)          (347)          (402)
                                                         -----------    -----------    -----------    -----------

NET INCOME                                               $       317    $       332    $       616    $       657
                                                         ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED                  $       .12    $       .13    $       .24    $       .25

DIVIDENDS PER SHARE                                      $         0    $         0    $       .10    $       .10


WEIGHTED AVERAGE OF SHARES, Basic and diluted              2,578,315      2,578,315      2,578,315      2,578,315


                See accompanying notes to financial statements.



These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                      (Unaudited)
CURRENT ASSETS                                                          5/31/08     11/30/07
                                                                        --------    --------

     Cash and cash equivalents                                          $  5,767    $  4,394
     Short term investments                                                  504       2,021
        Receivables, net of allowance for doubtful accounts of $89 on      2,709       2,415
                May 31, 2008 and $89 on November 30, 2007
     Inventories:
         Raw materials                                                     1,650       1,588
         Work-in process                                                   2,148       2,455
                                                                        --------    --------
     Total inventories                                                     3,798       4,043
     Prepaid expenses and other current assets                               113          69
     Deferred income tax                                                     659         659
                                                                        --------    --------
                          Total current assets                            13,550      13,601
                                                                        --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80          80
     Buildings                                                               498         498
     Facility improvements                                                   796         796
     Machinery and equipment                                               6,221       6,119
     Furniture and fixtures                                                  595         584
                                                                        --------    --------
                          Total property, plant, and equipment             8,190       8,077
         Less accumulated depreciation                                    (6,945)     (6,843)
                                                                        --------    --------
                          Net property, plant, and equipment               1,245       1,234
                                                                        --------    --------



                          Total assets                                  $ 14,795    $ 14,835
                                                                        ========    ========

                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    686    $    608
     Accrued compensation                                                    386         544
     Other accrued liabilities                                               174         194
        Deferred revenue                                                      87         323
     Income taxes payable                                                    173         235
                                                                        --------    --------
                          Total current liabilities                        1,506       1,904
                                                                        --------    --------

DEFERRED INCOME TAXES                                                        116         116

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,           308         308
          3,078,315 issued 2,578,315 outstanding at May 31, 2008 and
            November 30, 2007
     Paid-in capital                                                         885         885
       Treasury stock, 500,000 shares, at cost                            (1,250)     (1,250)
     Retained earnings                                                    13,230      12,872
                                                                        --------    --------

                          Total shareholders' equity                      13,173      12,815
                                                                        --------    --------

                          Total liabilities and shareholders' equity    $ 14,795    $ 14,835
                                                                        ========    ========





                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.





                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                       Six months ended
                                                                      05/31/08   05/26/07
                                                                      --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   616    $   657
Adjustments to reconcile net income to
      cash from operating activities:
          Depreciation and amortization                                   127        122

          Gain on sale of equipment                                        (3)      --

      Changes in current assets and liabilities:
          Increase in accounts receivable                                (294)       (92)
          Decrease in inventories                                         245        377
          Increase in prepaid expenses and other current assets           (44)        (8)
          Decrease (increase) in income taxes, payable and deferred       (62)        45
          Increase in accounts payable                                     78         60
          Decrease in accrued compensation                               (158)      (121)
          (Decrease) increase in other accrued liabilities
               and deferred revenue                                      (256)        64
                                                                      -------    -------
            Net cash provided by operating activities                     249      1,104
                                                                      -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease (increase) in short term investments                  1,517       (204)
         Proceeds from the sale of equipment                                9       --
         Additions to property, plant and equipment                      (144)      (172)
                                                                      -------    -------
            Net cash used (from) in investing activities                1,382       (376)
                                                                      -------    -------



CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                   (258)      (258)
                                                                      -------    -------
            Net cash used in financing activities                        (258)      (258)
                                                                      -------    -------

            Net change in cash and cash equivalents                     1,373        470

Cash and cash equivalents at beginning of period                        4,394      2,558
                                                                      -------    -------

Cash and cash equivalents at end of period                            $ 5,767    $ 3,028
                                                                      =======    =======

Supplemental Cash Flow Disclosure:

         Cash paid for income taxes                                   $   406    $   356
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

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 31, 2008, the cash flows for the six months ended May 31, 2008 and May 26, 2007, and the results of operations for the three months and six months ended May 31, 2008 and May 26, 2007. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of May 31, 2008 there were 500,000 options available to be granted. No options have been granted to date.

Note 5

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two (2) years. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended May 31, 2008 and May 26, 2007, the Company had no dilutive potential common stock.

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

Results of Operations


                                                  Three months ended         Year to Date
                                                5/31/2008    5/26/2007   5/31/2008   5/26/2007
                                                ---------    ---------   ---------   ---------
NET SALES                                         100.00%      100.00%     100.00%     100.00%

COST AND EXPENSES:
    Cost of Goods Sold                             69.37%       67.73%      69.48%      68.51%
    Research and development                        2.68%        2.02%       2.47%       2.18%
    Selling, general & administrative expenses     17.66%       19.32%      18.13%      18.22%

                       Total cost and expenses     89.71%       89.07%      90.08%      88.91%


OPERATING INCOME BEFORE INTEREST                   10.29%       10.93%       9.92%      11.09%
           AND INCOME TAXES

    Interest income                                  .50%        1.10%       1.05%       1.09%

INCOME BEFORE TAXES                                10.79%       12.03%      10.97%      12.18%

    Provision for taxes                             4.11%        4.56%       4.17%       4.62%

NET INCOME                                          6.68%        7.47%       6.80%       7.56%


Sales for the second quarter and six months ended May 26, 2008 totaled $4,597,000 and $8,782,000, respectively. Sales for the second quarter increased 3.4% or $150,000 above sales for the same period of 2007, while sales for the first six months of 2008 increased 1.0% or $84,000 above the first six months of 2007. Sales were 16% in the commercial market, 61% in the military market, and 23% in the space market for the six months ending May 31, 2008.

Cost of goods sold for the second quarter 2008 versus 2007 totaled 69.37% and 67.73% of net sales, respectively, while cost of goods sold for the six months of the comparable period totaled 69.48% and 68.51%, respectively. The cost of goods sold increase is attributable to changes in product mix.

Selling, general and administrative expenses for the second quarter and first six months of 2008 totaled 17.66% and 18.13% of net sales, respectively, compared to 19.32% and 18.22% for the same period in 2007. In actual dollars expensed, selling, general and administrative expenses increased $7,000 for the first six months of 2008, versus 2007.

Net income for the second quarter and year to date 2008 totaled $317,000 and $616,000, respectively, compared to $332,000 and $657,000 for the comparable periods in 2007. Net income per share totaled $.24 and $.25 for the comparable six months of 2008 and 2007, respectively.

Total assets decreased $40,000 to $14,795,000 as of May 31, 2008 from $14,835,000 as of November 30, 2007 with a decrease in cash and short-term investments of $144,000, inventory decrease of $245,000, accounts receivable increase of $294,000, increase in prepaid expense of $44,000, and an increase in net property, plant, and equipment of $11,000.

Accounts receivable, net totaled $2,709,000 as of May 31, 2008 and represents an increase of $294,000 since November 30, 2007.

Inventories totaled $3,798,000 at the end of the second quarter 2008 compared to $4,043,000 on November 30, 2007, a decrease of $245,000. Raw materials inventories increased $62,000 since November 30, 2007, while work-in-process inventories decreased $307,000.

Liabilities totaled $1,622,000 on May 31, 2008 representing a decrease of $398,000 from November 30, 2007; primarily associated with an increase in accounts payable of $78,000, a decrease of $158,000 in accrued payroll, a decrease of $62,000 in provision for income taxes, a decrease in deferred revenue of $236,000, and a decrease of $20,000 in other accrued liabilities.

Shareholders' equity increased $358,000 in the first six months of 2008. Earnings per share for the six month period totaled $.24 per share.

Liquidity and Capital Resources

Cash and short-term investments as of May 31, 2008 totaled $6,271,000 compared to $6,415,000 on November 30, 2007, a decrease of $144,000. Cash flow from operations was $249,000 for the first six months offset by a cash dividend of $258,000, $144,000 invested in automated production and test equipment, and a source of cash of $1,517,000 from short term investments.

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 plus 75% of future net income, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the second quarter and year-to-date  2008 totaled  $4,891,000 and
$9,733,000,   respectively,  compared  to  $4,260,000  and  $8,370,000  for  the comparable periods of 2007 or an increase of 14.8% and 16.3% respectively.

Backlog totaled $11,871,000 on May 31, 2008 compared to $9,733,000 as of May 26, 2007 and $7,918,000 on November 30, 2007. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 8% in the commercial market, 47% in the military market, and 45% in the space market compared to 11% in the commercial market, 64% in the military market, and 25% in the space market for the same period of 2007. The major increase was in the space market for solid state relays and solid state power controllers products with new orders totaling $3,100,000.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,700,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of May 31, 2008 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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

                  On January 23, 2008, Mr. Nadolsky announced his plan not to run for re-election as a Director and Chairman of the Board of Micropac Industries, Inc. (the "Company") due to health reasons. Mr. Nadolsky continued to serve in such positions until the Company's Annual Shareholder Meeting held on March 7, 2008.








SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.



July 15, 2008                             /s/ Mark King
-------------                             -------------
Date                                      Mark King
                                          Chief Executive Officer





July 15, 2008                             /s/ Patrick Cefalu
-------------                             ------------------
Date                                      Patrick Cefalu
                                          Chief Financial Officer