Form 10QSB
period 2008-08-30
MICROPAC INDUSTRIES INC
filed 2008-10-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

OMB Approval
OMB Number XXXX-XXXX
Expires Approval Pending
Estimated Average Burden Hours Per Response 1.0


             Quarterly Report Pursuant to Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      for the Quarter Ended August 30, 2008


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

Yes       X                                                   No
   ----------------                                             ----------------



On August 30, 2008, 2,578,315 shares of Common Stock, $.10 par value were outstanding.

                            MICROPAC INDUSTRIES, INC.

                                   FORM 10-QSB
                                 August 30, 2008

                                      INDEX

PART I   - FINANCIAL INFORMATION

          ITEM 1  -  FINANCIAL STATEMENTS

                           Condensed Statements of Operations for the three months and nine months ended August 30, 2008 and August 25,
                           2007
                           Condensed Balance Sheets as of August 30, 2008 and November 30, 2007 Condensed Statements of Cash Flows for the nine months ended August 30, 2008 and August 25, 2007 Notes to Condensed Financial Statements

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



SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                       For three months              Year-to-date
                                                           ended
                                                   08/30/08      08/25/07       08/30/08     08/25/007
                                                 ----------    -----------    -----------    -----------


NET SALES                                        $    5,321    $     4,536    $    14,103    $    13,234

COST AND EXPENSES:

    Cost of goods sold                               (3,396)        (3,038)        (9,498)        (8,996)

    Research and development                           (110)           (36)          (327)          (226)

    Selling, general & administrative expenses         (872)          (775)        (2,466)        (2,359)
                                                 ----------    -----------    -----------    -----------

                       Total cost and expenses       (4,378)        (3,849)       (12,291)       (11,581)
                                                 ----------    -----------    -----------    -----------

OPERATING INCOME BEFORE INTEREST
           AND INCOME TAXES                             943            687          1,812          1,653

    Interest income                                      35             44            129            138
                                                 -----------   -----------    -----------    -----------

INCOME BEFORE TAXES                              $      978    $       731      $     1,941   $    1,791

    Provision for taxes                                (330)          (278)          (677)          (681)
                                                -----------    -----------    -----------    -----------

NET INCOME                                       $      648    $       453    $     1,264    $     1,110
                                                 ==========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED          $     0.25    $      0.18    $      0.49    $      0.43

DIVIDENDS PER SHARE                              $     0.00    $      0.00    $      0.10    $      0.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted     2,578,315      2,578,315      2,578,315      2,578,315


                 See accompanying notes to financial statements.






These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.

                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                     (Unaudited)
CURRENT ASSETS                                                         8/30/08    11/30/07
                                                                      --------    --------

    Cash and cash equivalents                                         $  5,312    $  4,394
    Short term investments                                                 400       2,021
    Receivables, net of allowance for doubtful accounts of $89 on        3,139       2,415
        August 30, 2008 and $89 on November 30, 2007
    Inventories:
        Raw materials                                                    2,439       1,588
        Work-in process                                                  2,313       2,455
                                                                      --------    --------
    Total inventories                                                    4,752       4,043
    Prepaid expenses and other current assets                               97          69
    Deferred income tax                                                    659         659
                                                                      --------    --------
                       Total current assets                             14,359      13,601
                                                                      --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                                    80          80
    Buildings                                                              498         498
    Facility improvements                                                  796         796
    Machinery and equipment                                              6,422       6,119
    Furniture and fixtures                                                 596         584
                                                                      --------    --------
                       Total property, plant, and equipment              8,392       8,077
        Less accumulated depreciation                                   (7,007)     (6,843)
                                                                      --------    --------
                       Net property, plant, and equipment                1,385       1,234
                                                                      --------    --------

                                      Total assets                    $ 15,744    $ 14,835
                                                                      ========    ========

                          LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $    822    $    608
    Accrued compensation                                                   503         544
    Other accrued liabilities                                              191         194
    Deferred revenue                                                       147         323
    Income taxes payable                                                   142         235
                                                                      --------    --------
                       Total current liabilities                         1,805       1,904
                                                                      --------    --------

DEFERRED INCOME TAXES                                                      116         116

SHAREHOLDERS' EQUITY
    Common stock, ($.10 par value), authorized 10,000,000 shares,          308         308
      3,078,315 issued 2,578,315 outstanding at August 30, 2008 and
      November 30, 2007
    Paid-in capital                                                        885         885
    Treasury stock, 500,000 shares, at cost                             (1,250)     (1,250)
    Retained earnings                                                   13,880      12,872
                                                                      --------    --------

                       Total shareholders' equity                       13,823      12,815
                                                                      --------    --------

                       Total liabilities and shareholders' equity     $ 15,744    $ 14,835
                                                                      ========    ========



                 See accompanying notes to financial statements.


These statements reflect all adjustments which, in the opinion of management, are necessary for fair statement of the results for the interim period.




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                   Nine months ended
                                                                  08/30/08   08/25/07
                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 1,264    $ 1,110
Adjustments to reconcile net income to
    cash from operating activities:
      Depreciation and amortization                                   190        198
      Gain on sale of equipment                                        (2)        (1)
    Changes in current assets and liabilities:
      Increase in accounts receivable                                (724)       (93)
      (Increase) decrease inventories                                (709)       315
      Increase in prepaid expenses and other current assets           (28)        (7)
      Increase (decrease) in accounts payable                         214        (16)
      Decrease in accrued compensation                                (41)       (44)
      (Decrease) increase in income taxes, payable and deferred       (93)       148
      (Decrease) increase in other accrued liabilities and
      deferred revenues                                              (179)         2
                                                                  -------    -------
        Net cash provided by (used in) operating activities          (108)     1,612
                                                                  -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease (increase) in short term investments                 1,621       (814)
      Proceeds from disposal of equipment                               9          7
      Additions to property, plant and equipment                     (346)      (250)
                                                                  -------    -------
        Net cash provided by (used in) investing activities         1,284     (1,057)
                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividend                                                  (258)      (258)
                                                                  -------    -------
        Net cash used in financing activities                        (258)      (258)
                                                                  -------    -------
        Net change in cash and cash equivalents                       918        297

      Cash and cash equivalents at beginning of period              4,394      2,558
                                                                  -------    -------

      Cash and cash equivalents at end of period                  $ 5,312    $ 2,855
                                                                  =======    =======

      Supplemental Cash Flow Disclosure:
      Cash paid for income taxes                                  $   805    $   532
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


                            MICROPAC INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 30, 2008, the cash flows for the nine months ended August 30, 2008 and August 25, 2007, and the results of operations for the three months and nine months ended August 30, 2008 and August 25, 2007. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.


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


Note 4

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 30, 2008 there were 500,000 options available to be granted. No options have been granted to date.


Note 5

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two (2) years. The interest rate is equal to the prime rate less 1/4%. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain tangible net worth of $10,000,000 plus 75% of future net income, and maintain total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

Note 6

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and nine months ended August 30, 2008 and August 25, 2007, the Company had no dilutive potential common stock.

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

Results of Operations


                                                  Three months ended         Year to Date
                                                8/30/2008    8/25/2007   8/30/2008   8/25/2007
                                                ---------    ---------   ---------   ---------
NET SALES                                          100.0%       100.0%      100.0%      100.0%

COST AND EXPENSES:
    Cost of Goods Sold                              63.8%        67.0%       67.3%       68.0%
    Research and development                         2.1%         0.8%        2.3%        1.7%
    Selling, general & administrative expenses      16.4%        17.1%       17.5%       17.8%
                                                    -----        -----       -----       -----
                       Total cost and expenses      82.3%        84.9%       87.1%       87.5%


OPERATING INCOME BEFORE INTEREST
        AND INCOME TAXES                            17.7%        15.1%       12.9%       12.5%

    Interest income                                   .7%         1.0%         .9%        1.0%

INCOME BEFORE TAXES                                 18.4%        16.1%       13.8%       13.5%

    Provision for taxes                              6.2%         6.1%        4.8%        5.1%

NET INCOME                                          12.2%        10.0%        9.0%        8.4%


Sales for the third  quarter  and nine  months  ended  August 30,  2008  totaled
$5,321,000 and $14,103,000,  respectively. Sales for the third quarter increased
17.3% or $785,000 above sales for the same period of 2007, while sales for the first nine months of 2008 increased 6.6% or $869,000 above the first nine months of 2007. The sales increase was associated with higher sales of space level optocouplers and solid state power controllers. Sales were 16% in the commercial market, 62% in the military market, and 22% in the space market for the nine months ending August 30, 2008.

Cost of goods sold for the third quarter 2008 versus 2007 totaled 63.8% and 67.0% of net sales, respectively, while cost of goods sold for the nine months of the comparable period totaled 67.3% and 68.0%, respectively, an increase of 0.7%. While sales increased 17.3%, cost of goods sold only increased 11.8%. In actual dollars, cost of goods sold increased $358,000. Material and labor cost increased with the higher sales, however overhead cost remained stable for the third quarter of 2008.

Selling, general and administrative expenses for the third quarter and first nine months of 2008 totaled 16.4% and 17.5% of net sales, respectively, compared to 17.1% and 17.8% for the same period in 2007. In actual dollars expensed, selling, general and administrative expenses increased $97,000 in the third quarter of 2008, compared to 2007, and increased $107,000 for the first nine months of 2008, versus 2007.

Net income for the third quarter and year to date 2008 totaled $648,000 and $1,264,000, respectively, compared to $453,000 and $1,110,000 for the comparable periods in 2007. Net income increased with a higher level of sales and stable overhead cost. Net income per share totaled $.49 and $.43 for the comparable nine months of 2008 and 2007, respectively.

Total assets increased $909,000 to $15,744,000 as of August 30, 2008 from $14,835,000 as of November 30, 2007 with an increase in cash of $918,000, short term investment decrease of $1,621,000, raw material increase of $851,000, work-in- process decrease of $142,000, accounts receivable increase of $724,000, increase in prepaid expense of $28,000, and an increase in net property, plant, and equipment of $151,000.

Accounts receivable, net totaled $3,139,000 as of August 30, 2008 and represents an increase of $724,000 since November 30, 2007 with the increase in sales in the 3rd quarter of 2008.

Inventories totaled $4,752,000 at the end of the third quarter 2008 compared to $4,043,000 on November 30, 2007, an increase of $709,000. Raw materials inventories increased $851,000 since November 30, 2007, while work-in-process inventories decreased $142,000. The majority of the increase in inventories is associated with the purchase of space level die for current customer requirements on the backlog.

Liabilities totaled $1,921,000 on August 30, 2008 representing a decrease of $99,000 from November 30, 2007; primarily associated with an increase in accounts payable of $214,000, a decrease of $41,000 in accrued compensation, a decrease of $93,000 in provision for income taxes, a decrease in deferred revenue of $176,000, and a decrease of $3,000 in other accrued liabilities.

Shareholders' equity increased $1,008,000 in the first nine months of 2008. Earnings per share for the nine month period totaled $.49 per share.

Liquidity and Capital Resources

Cash and short-term investments as of August 30, 2008 totaled $5,712,000 compared to $6,415,000 on November 30, 2007, a decrease of $703,000. Cash used from operations was $108,000 and proceeds from the sale of equipment of $9,000 for the first nine months offset by a cash dividend of $258,000, and $346,000 invested in equipment, and $1,621,000 in cash from short term investments.

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

Outlook

New orders for the third quarter and year-to-date 2008 totaled $6,084,000 and $17,954,000, respectively, compared to $4,037,000 and $12,936,000 for the comparable periods of 2007 or an increase of 51.0% and 39.0% respectively. The increase in new orders is primarily attributable to increased orders for space level solid state relays and solid state power controllers.

Backlog totaled $11,755,000 on August 30, 2008 compared to $9,235,000 as of August 25, 2007 and $7,918,000 on November 30, 2007. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 6% in the commercial market, 50% in the military market, and 44% in the space market.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not be successful, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,874,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures.

        The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of August 30, 2008 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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


                            MICROPAC INDUSTRIES, INC.


October 14, 2008                                         /s/ Mark King
----------------                                         -----------------------
Date                                                     Mark King
                                                         Chief Executive Officer


October 14, 2008                                         /s/ Patrick Cefalu
----------------                                         -----------------------
Date                                                     Patrick Cefalu
                                                         Chief Financial Officer