Form 10KSB
period 2008-11-30
MICROPAC INDUSTRIES INC
filed 2009-02-10
CIK 65759

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-KSB
                             Dated February 9, 2009


(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                           For the fiscal year ended November 30, 2008.


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

   _____________________             _____________________________________
   _____________________             _____________________________________



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

Revenues for its most recent fiscal year:  $20,060,000

On November 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the closing price reported on the Over-the-Counter ("OTC") Bulletin Board system on November 30, 2008 was approximately $2,586,000. For purposes of such calculation shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's only class of common equity, as of the latest practicable date was 2,578,315 as of November 30, 2008.


                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated January 26, 2009 for the Annual Meeting of Shareholders to be held on March 6, 2009 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

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

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 504 shareholders on November 30, 2008.


PRODUCTS AND TECHNOLOGIES
-------------------------

The Company's products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components are estimated to account for approximately 27% of the Company's sales for the fiscal year ended November 30, 2008, and 38% in fiscal 2007; standard components are estimated to account for approximately 73% of the Company's sales for the fiscal year ended November 30, 2008, and 62% for fiscal 2007.

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

     Custom design hybrid microelectronic circuits
     Solid state relays and power controllers
     Custom optoelectronic assemblies and components
     Optocouplers
     Light-emitting diodes
     Hall-Effect devices
     Displays
     Power operational amplifiers
     Fiber optic components and assemblies
     High temperature (200 C) products

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

In 2008, the Company's investment in technology through research and development, which was expensed, totals approximately $530,000 ($301,000 in 2007). The Company's research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company's space level and other high reliability programs.

In addition to the Company's investment in research and development, various customers paid the Company approximately $241,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS
---------

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 23% of the sales for fiscal year 2008 (17% in 2007) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,008,000 in 2008 compared to $4,474,000 in 2007 or 20% and 24% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 68% of the Company's fiscal net sales in 2008 compared to 71% in 2007.

The Company's major customers are Lockheed Martin, Northrop Grumman, Boeing, Raytheon, BAE, Schlumberger, Honeywell, Rockwell Int'l and NASA.

At any time a single customer may have a disproportionate and material impact on the company's operations and profit and loss.

BACKLOG
-------

At November 30, 2008, the Company had a backlog of unfilled orders totaling approximately $9,723,000 compared to approximately $7,918,000 at November 30, 2007. The Company expects to complete and ship most of its November 30, 2008 backlog during fiscal 2009.

EMPLOYEES
---------

At November 30, 2008, the Company had 138 full-time employees (compared to 136 at November 30, 2007), of which 22 were executive and managerial employees, 33 were engineers and quality-control personnel, 14 were clerical and administrative employees, and 69 were production personnel. None of the Company's employees were covered by collective bargaining agreements.

The Company is an Equal Opportunity Employer. It is the Company's policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. Above and beyond non-discrimination, we are committed to an Affirmative Action Program, dedicated to the hiring, training, and advancement within the Company of minority group members, women, veterans, and handicapped individuals.

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

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers and regulators accounted for 44% of the Company's business in 2008, and the Optoelectronics product line accounted for 56% of the Company's business in 2008, compared to 48% and 52% in 2007.

There are approximately 38 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM's, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit business. Some of the Company's primary competitors are Teledyne Industries, Inc., Advanced Photonix, Honeywell, Avago, and International Rectifier.

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

Some of the Company's primary suppliers are International Rectifier, NTK Technologies, Electrovac, Schott Glass, Micross Components, Kyocera, Microsemi and Aborn Electronics.

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

General economic downturn or the current credit crisis

The Company cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn or the current credit crisis. If the Company's supply chain is adversely affected by the current credit crisis or economic downturn, resulting in the Company's inability to secure materials could have adverse effects on the Company's ability to deliver products on a timely basis.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to vote of the Company's security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2008.

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

On November 30, 2008, there were approximately 504 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

                                                        High                Low
 Fiscal Year Ended November 30, 2008
      Fourth Quarter                                    $7.30             $2.25
      Third Quarter                                     $8.00             $5.66
      Second Quarter                                    $7.05             $5.66
      First Quarter                                     $7.30             $6.30

  Fiscal Year Ended November 30, 2007
      Fourth Quarter                                    $7.37             $6.55
      Third Quarter                                     $7.00             $5.75
      Second Quarter                                    $6.40             $5.75
      First Quarter                                     $6.10             $5.35


During the three (3) month period ended November 30, 2008, approximately 15,393 shares of the Company's common stock were reportedly traded in the over-the-counter market at a reported price range of $4.20 to $7.30 per share. For the two (2) year period ending November 30, 2008, approximately 198,156 shares of the Company's common stock were reportedly traded in the over-the-counter market at prices ranging from a low of $4.20 to a high of $7.37. Due to this average monthly volume of approximately 8,257 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company's common stock held by non-affiliates.

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

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. It is anticipated that this dividend will be paid to the Company's shareholders on or about February 09, 2009.

There are no plans to make the dividend permanent.


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$10,000,000   plus  75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. To date, the Company has not used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $775,000 net in cash flows from operations in 2008. Cash influx came primarily from the combination of net income totaling $1,918,000, recovery of depreciation totaling $251,000, increase in payroll related liabilities of $87,000, decrease in net deferred tax assets of $8,000 and an increase in accounts payables of $561,000. This was partially offset by an increase of accounts receivables of $828,000, increase of inventories of $1,021,000, decrease in income tax liabilities of $141,000, increase in prepaid expenses of $54,000, gain on the sale of equipment of $3,000 and a decrease in other accrued liabilities of $3,000.

The Company used $419,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2008 compared to $287,000 in 2007.

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

As of November 30, 2008, the Company had $6,552,000 in cash and cash equivalents compared to $4,394,000 in cash and cash equivalents and $2,021,000 in short term investments on November 30, 2007. The Company held no short term investments at November 30, 2008.

Company management believes it will meet its 2009 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's cash and cash equivelants. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2008.


Results of Operations 2008 vs. 2007
-----------------------------------

                                                   Three Months Ended                Twelve Months Ended
                                               11/30/08         11/30/07         11/30/08         11/30/07

Net Sales                                        100.0%           100.0%           100.0%           100.0%

Cost of sales                                     64.8%            68.3%            66.6%            68.1%
R & D                                              3.4%             1.4%             2.6%             1.6%
S, G, & A                                         15.8%            17.4%            17.0%            17.7%
  Total Cost & Expenses                           84.0%            87.1%            86.2%            87.4%

Operating Income                                  16.0%            12.9%            13.8%            12.6%

Other and Interest Income                          .95%             1.7%              .9%             1.2%

Income Before Income Taxes                        16.9%            14.6%            14.7%            13.8%

Provision for taxes                                5.9%             4.9%             5.1%             5.1%

Net Income                                        11.0%             9.6%             9.6%             8.7%


Sales in 2008 were approximately $20,060,000, an increase of 8.3% or $1,536,000 compared to 2007 sales. The increase in sales is primarily attributable to an increase in space level product sales to various customers and optocouplers to an international customer.

The Company's management expects sales and profits to be stable in 2009, based on the current backlog of optoelectronics products, certain space product contracts, and requirements for microcircuits.

New orders for fiscal year 2008 total $21,857,000 compared to $17,002,000 for fiscal 2007. Approximately $12,768,000 of the new orders received in 2008 were delivered to customers in 2008, along with approximately $7,284,000 of the Company's $7,918,000 backlog of orders at November 30, 2007.

The Company's backlog as of November 30, 2008, was approximately $9,723,000, compared to approximately $7,918,000 on November 30, 2007.

Custom-designed components are estimated to account for approximately 27% of the Company's sales for the fiscal year ended November 30, 2008, and 38% in fiscal 2007; standard components are estimated to account for approximately 73% of the Company's sales for the fiscal year ended November 30, 2008, and 62% for fiscal 2007.

Approximately 23% of the sales for fiscal year 2008 (17% in 2007) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,008,000 in 2008 compared to $4,474,000 in 2007 or 20% and 24% of sales, respectively.

The Company's major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 68% of the Company's fiscal net sales in 2008 compared to 71% in 2007.

Cost of sales, as a percentage of net sales, was 66.6% in 2008 compared to 68.1% in 2007. The decrease of 1.5% is attributable to higher material cost for the space level products offset by stable fixed operating expense on higher sales volume. In actual dollars, cost of sales increased $744,000 for 2008 versus 2007

Expenses for research and development total $530,000 in 2008 compared to $301,000 in 2007. Most of the research and development expenses were concentrated on expanding the company's line of solid state power controllers, multi segment displays; and continued investments in enhancing manufacturing processes to improve the Company's competitive position.

Selling, general, and administrative expenses total 17.0% of net sales in 2008, compared to 17.7% in 2007, based on higher sales. In dollars expensed, selling, general and administrative expenses totaled $3,410,000 in 2008 compared to $3,278,000 in 2007, an increase of $132,000.

Interest and other income for fiscal 2008 totaled $182,000 compared to $226,000 for fiscal 2007. The decrease is related to lower interest rates on the Company's investments and cash and cash equivalents.

Income before taxes for fiscal 2008 was approximately $2,948,000 or 14.7% of net sales, compared to $2,561,000 or 13.8% of net sales in fiscal 2007.

Provisions for income tax for fiscal 2008 total $1,030,000 compared to $942,000 for fiscal 2007. The Company's effective income tax rate is 35% for the year ended November 30, 2008, compared to 38% for the year ended November 30, 2007. Our effective income tax rate in 2008 was decreased compared to 2007 primarily due to the changes in the Texas Franchise Tax and the Section 199 domestic federal tax deduction. Management believes it will meet its future tax payments through the use of cash derived from and/or usage of the Company's cash and cash equivalents.

Net income after taxes totaled approximately $1,918,000 or $.74 per share in 2008 versus 2007 net income of $1,619,000 or $.63 per share. Net income after taxes increased $299,000 in 2008 compared to 2007.

New Accounting Standards
------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

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

The Financial Accounting Standards Board has issued statement No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

Item 7. Financial Statements
----------------------------

The financial statements listed below appear on pages 18 through 26 of this Report. The Company is not required to furnish the Supplementary Data required by Item 302 of Regulation S-K.

       Page No.

          17             Report of Independent Registered Public Accounting Firm

          18             Balance Sheets as of
                         November 30, 2008 and 2007


          19             Statements of Income for the years ended
                         November 30, 2008 and 2007


          20 Statements of Shareholders' Equity for the years ended November 30, 2008 and 2007

          21 Statements of Cash Flows for the years ended November 30, 2008 and 2007

         22-26 Notes to Financial Statements for the years ended November 30, 2008 and 2007

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

                                    PART III

In accordance with General Instruction G(3) of Form 10-KSB, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders, as set forth below. The 2009 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 9, 2009.


Item 9.  Directors & Executive Officers of The Registrant

The  information  set  forth in the 2009  Proxy  Statement  under  the  headings
"Election of  Directors",  and  "Principal  Stockholders  and  Stockholdings  of
Management", is incorporated herein by reference.


                                                        Position(s) With
Name                                Age                 the Company                              Director Since
-----                               ---                 -----------                              ----------------
H. Kent Hearn                       72               Director and Member of Audit
                                                     Committee                                   February 1983

Heinz-Werner Hempel                 80               Director and Member of Audit
                                                     Committee                                   February 1997

Mark King                           54               CEO, President and
                                                     Member of Audit Committee
                                                     And Board of Directors                      November 2005

James K. Murphey                    66               Member of Audit Committee
                                                     And Board of Directors and Secretary        March 1990

Eugene Robinson                     69               Director, and
                                                     Member of Audit Committee                   October 2008

Connie Wood                         69               Director, and
                                                     Member of Audit Committee                   February 2002

Mr. Hearn is retired. Mr. Hearn was formerly employed as a stockbroker by Milkie/Ferguson Investments, Inc.

Mr. Hempel is the Chief Operating Officer of Hanseatische Waren-Gesellschaft MBH & Co, KG, Bremen Germany.

Mr. King is the current President and Chief Executive of the Company. Prior to November 2002, Mr. King was the President and Chief Operating Officer of Lucas Benning Power Electronics. Mr. King jointed the Company in November of 2002, and was elected Chief Executive Officer, President and Director in October 2005.

Mr. Murphey is an attorney and member of the law firm Glast, Phillips & Murray, P.C. in Dallas, Texas. Glast, Phillips & Murray, P.C. serves as legal counsel to the Company.

Mr. Robinson has 35 years of experience in the electronics industry, including 26 years with Texas Instruments, Inc. and later Raytheon through acquisition. During the past 10 years, Mr. Robinson has been actively engaged consulting with numerous high technology organizations. He has served on several advisory boards for high technology companies and universities.

Mrs. Wood served as the Company's Chief Executive Officer and President of the Company until her retirement in January 2006.

The Board of Directors held four (4) board meetings during the year ended November 2008. Directors received a fee of $1,500.00 for each meeting attended during the year ended November 2008. Beginning on December 1, 2005, the Board agreed to pay an annual retainer of $10,000 to Mr. Hearn and Mrs. Wood. Mr. Eugene Robinson will be paid the annual retainer of $10,000. Mr. King did not receive any payments for attending meetings of the Board of Directors. Ms. Wood, Mr. Hearn and Mr. Murphey attended all of the meetings. Mr. Hempel attended two
(2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2008. Members of the Audit Committee received a fee of $750.00 for each meeting attended during the year ended November 2008. Mr. King did not receive any payments for attending meetings of the Audit Committee. Mrs. Wood and Messrs Murphey and Hearn attended all of the meetings. Mr. Hempel attended one (1) of the meetings.

With the exception of Mr. Hearn and Mr. Robinson, members of the Audit Committee are not considered as independent members under applicable United States statutes.

The Board of Directors does not have nominating or compensation committee or committees performing similar functions. The Board of Directors formed an audit committee on May 13, 2002. The members of the Audit Committee have a Charter.

The Audit Committee has discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Audit Committee has considered and reviewed with the independent auditors their audit plans, the scope of the audit, and the identification of audit risks. The Audit Committee has reviewed and discussed the audited financial statements with management and has discussed such financial statements with the independent auditors.

The Audit Committee has received the written disclosures and the report from the independent  accountants  required by the applicable  requirements of the Public
Company  Accounting  Oversight  Board  regarding  the  independent  accountants'
communications  with  the  Audit  Committee  concerning   independence  and  has
discussed   with  the   independent   accountant   the   independent   accounts'
independence. Based upon the review and discussions referred to above, the Audit
Committee  recommended  to the Board of  Directors  that the  audited  financial statements  be  included  in the  Company's  annual  report on Form 10-K for the fiscal year ended November 30, 2008, for filing with the Securities and Exchange
Commission.

Management  has the  responsibility  for the  preparation  and  integrity of the
Company's   financial   statements  and  the   independent   auditors  have  the
responsibility  for the examination of those  statements.  It is not the duty of the Audit Committee to conduct audits to determine that the Company's  financial statements  are  complete and accurate  and are in  accordance  with  accounting principles  generally  accepted  in the United  States.  Those  responsibilities belong to management of the Company.  In giving its  recommendations,  the Audit
Committee  considered  (a)  management's   representation  that  such  financial
statements  have been prepared with integrity and  objectivity and in conformity with accounting  principles generally accepted in the United States, and (b) the report of the  Company's  independent  auditors  with respect to such  financial statements.

The Company has adopted a code of ethics that applies to the Company's chief executive officer and principal financial officer.

Item 10.  Executive Compensation

The  information  set  forth in the  2009  Proxy  Statement  under  the  heading
"Management Remuneration and Transactions", is incorporated herein by reference.

The following table shows as of November 30, 2008, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief
Executive  Officer and Mr. Patrick  Cefalu,  Vice President and Chief  Financial
Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2008.

The company does not have any equity compensation plans.

                                                 Annual Compensation
                                                 -------------------
                                                                                Other
Name and                                           Annual                       Annual             All Other
Principal Position                  Year           Salary         Bonus      Compensation        Compensation
                                                                                                     (a)
==============================================================================================================
Mark King,                          2008         $239,250        $21,800        -0-               $15,031
President and                       2007         $232,641        $20,000        -0-               $25,452
Chief Executive Officer (1)         2006         $220,318        $29,500        -0-               $15,981

Patrick Cefalu,                     2008         $133,208        $21,800        -0-               $ 6,118
Vice President and                  2007         $123,161        $20,000        -0-               $11,978
Chief Financial Officer             2006         $114,468        $29,500        -0-               $ 6,736


 (a) Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; and reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.

-------------

(1) Effective November 2005, Mr. King's existing employment agreement was revised to provide: (1) that Mr. King would serve as the Company's
     President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years. In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.

Amount included in all other compensation relating to employee benefit plans
----------------------------------------------------------------------------

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2008, Mr. King received $1,530.99 and Mr. Cefalu received $6,118.67 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2008, the Company made contributions to the Plan for Mr. King in the amount of $13,449.98 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company's officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2008, Mr. King and Mr. Cefalu did not receive any unused vacation which is included in the "All Other Compensation" column shown in the preceding remuneration table

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information set forth in the 2009 Proxy Statement under the heading "Principal Stockholders and Stockholdings of Management" is incorporated herein by reference.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address                        Number of Shares             Percent
of Beneficial Owner                    Beneficially Owned            of Class(1)
-------------------                    ------------------            -----------
Patrick Cefalu                                   0                        0%
8706 Arborside
Richardson, Texas 75089

Heinz-Werner Hempel (2) (3) (4)          1,952,577                     75.7%
Hanseatische Waren-Gesellschaft
MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)                            3,500             Less than .2%
1409 Briar Hollow
Garland, Texas 75043

Mark King (3)                                  500             Less than .1%
2905 Wyndham Ln.
Richardson, TX 75082

James K. Murphey (3)                             0                        0%
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Eugene Robinson (3)                              0                        0%
1200 Lake Pointe Circle
McKinney, Texas 75070

Connie Wood (3)                              6,000             Less than .2%
877 FM 2948
Como, Texas 75431

All officers and directors               1,962,077                     76.1%
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

((4)) Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company's common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

The information set forth in the 2008 Proxy Statement under the heading "Management Remuneration and Transactions" is incorporated herein by reference.

The Company leases a building from the Company's former Chairman of the Board of Directors. Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $44,034 for the fiscal year ended November 30, 2008. The lease was renewed for three (3) years, July 2007 to June 2010 at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Item 13. Principal Accountant Fees and Services
-----------------------------------------------

The information set forth in the 2009 Proxy Statement under the heading "Independent Public Accountants" and "Audit Fees" is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2008.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

                                   AUDIT FEES

KPMG LLP fees for professional services for the audit of the Company's financial statements for 2008 and the review of the interim financial statements included in the Quarterly Reports was $108,500.

                                    TAX FEES

In addition to the audit fees, KPMG LLP fees for tax advisory and 2007 tax return preparation services were $32,500.

                                 ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requests that KPMG, LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG, LLP in advance of performing such services. The Audit Committee approves all KPMG, LLP tax return preparation in advance of the performance of such services.

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


          On October 15, 2008, the Board of Directors elected Mr. Eugene A. Robinson, 69, as a director to the board.

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


                                         MICROPAC INDUSTRIES, INC.




                                         By:   /s/ Mark King
                                               --------------------------------
                                               Mark King, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


                                         By:   /s/ Patrick Cefalu
                                               --------------------------------
                                               Patrick Cefalu, CFO and
                                               Principal Accounting Officer

Dated:  02/06/2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/06/2009.



/s/ Connie Wood                             /s/ Kent Hearn
-----------------------------------        ------------------------------------
     Connie Wood, Director                 H. Kent Hearn, Director


/s/ James Murphey                          /s/ Heinz Werner Hempel
-----------------------------------        ------------------------------------
     James K. Murphey, Director            Heinz-Werner Hempel, Director


/s/ Eugene Robinson                        /s/ Mark King
-----------------------------------        ------------------------------------
    Eugene Robinson, Director              Mark King, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2008 and 2007, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




KPMG LLP

Dallas, Texas,
February 9, 2009


                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                           NOVEMBER 30, 2008 AND 2007
                           --------------------------
                    (Dollars in thousands except share data)

                                 ASSETS                                2008        2007
                                 ------                              --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                        $  6,522    $  4,394
    Short-term investments                                                  0       2,021
    Receivables, net of allowance for doubtful accounts
        of $89 for 2008 and 2007 respectively                           3,243       2,415
Inventories
        Raw materials and supplies                                      2,368       1,588
        Work-in-process                                                 2,696       2,455
                                                                     --------    --------
                  Total inventories                                     5,064       4,043

    Deferred income taxes                                                 632         659
    Prepaid expenses and other assets                                     123          69
                                                                     --------    --------
                  Total current assets                                 15,584      13,601

PROPERTY, PLANT, AND EQUIPMENT, at cost:
    Land                                                                   80          80
    Buildings                                                             498         498
    Facility improvements                                                 796         796
    Machinery and equipment                                             6,488       6,119
    Furniture and fixtures                                                603         584
                                                                     --------    --------
        Total property, plant, and equipment                            8,465       8,077
    Less- accumulated depreciation                                     (7,069)     (6,843)
                                                                     --------    --------
        Net property, plant, and equipment                              1,396       1,234
                                                                     --------    --------


                  Total assets                                       $ 16,980    $ 14,835
                                                                     ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------


CURRENT LIABILITIES:
    Accounts payable                                                 $  1,169    $    608
    Accrued compensation                                                  631         544
    Accrued professional fees                                              42          51
    Income taxes payable                                                   94         235
    Property taxes                                                         77          69
    Commissions payable                                                    68          49
    Deferred revenue                                                      204         323
    Other accrued liabilities                                             123          25
                                                                     --------    --------
                  Total current liabilities                             2,408       1,904

DEFERRED INCOME TAXES                                                      97         116
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value, authorized 10,000,000 shares
       3,078,315 issued 2,578,315 outstanding at November 30, 2008
       and November 30, 2007                                              308         308
    Paid-in capital                                                       885         885
    Treasury stock, at cost, 500,000 shares                            (1,250)     (1,250)
    Retained earnings                                                  14,532      12,872
                                                                     --------    --------
                  Total shareholders' equity                           14,475      12,815
                                                                     --------    --------

                  Total liabilities and shareholders' equity         $ 16,980    $ 14,835
                                                                     ========    ========

                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007
                 ----------------------------------------------
                    (Dollars in thousands except share data)



                                                                2008           2007
                                                           ------------   ------------

NET SALES                                                  $     20,060   $     18,524

COSTS AND EXPENSES:
Cost of sales                                                    13,354         12,610
Research and development                                            530            301
Selling, general, and administrative expenses
                                                                  3,410          3,278
                                                           ------------   ------------

                  Total costs and expenses                       17,294         16,189
                                                           ------------   ------------

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES                 2,766          2,335

Other income                                                         37             40
Interest income                                                     145            186
                                                           ------------   ------------

INCOME BEFORE INCOME TAXES                                        2,948          2,561

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                       1,022            939
    Deferred                                                          8              3
                                                           ------------   ------------

       Total provision for current and deferred taxes             1,030            942
                                                           ------------   ------------

NET INCOME                                                 $      1,918   $      1,619
                                                           ============   ============

BASIC AND DILUTED EARNINGS PER SHARE                       $       0.74   $       0.63
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted          2,578,315      2,578,315


                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                            -------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007
                 ----------------------------------------------
                             (Dollars in thousands)



                                  Common        Paid-in        Treasury        Retained
                                   Stock        Capital         Stock          Earnings         Total
                                 --------       --------       --------        --------        --------


BALANCE, November 30, 2006            308            885         (1,250)         11,511          11,454

    Dividend                         --             --             --              (258)           (258)
    Net income                       --             --             --             1,619           1,619
                                 --------       --------       --------        --------        --------

BALANCE, November 30, 2007       $    308       $    885       $ (1,250)       $ 12,872        $ 12,815

    Dividend                         --             --             --              (258)           (258)
    Net income                       --             --             --             1,918           1,918
                                 --------       --------       --------        --------        --------

BALANCE, November 30, 2008       $    308       $    885       $ (1,250)       $ 14,532        $ 14,475
                                 ========       ========       ========        ========        ========



                 See accompanying notes to financial statements.




                            MICROPAC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007
                             (Dollars in thousands)

                                                                            2008       2007
                                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 1,918    $ 1,619
    Adjustments to reconcile net income to
        net cash provided by operating activities-
           Depreciation and amortization                                       251        262
           Deferred tax expense                                                  8          3
           Gain on sale of equipment                                            (3)        (1)
Changes in certain current assets and liabilities-
               Increase in receivables, net                                   (828)      (367)
              (Increase) decrease in inventories                            (1,021)       477
              (Increase) decrease in prepaid expenses and other assets         (54)         8
                 Increase in accounts payable                                  561         26
               Increase in accrued compensation                                 87         50
              (Decrease) increase in income taxes payable                     (141)       207
              (Decrease) increase in all other accrued liabilities              (3)        86
                                                                           -------    -------

                  Net cash provided by operating activities                    775      2,370
                                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Maturity of short term investment, net                            2,021          4
           Proceeds from sale of equipment                                       9          7
           Additions to property, plant, and equipment                        (419)      (287)
                                                                           -------    -------

                  Net cash provided by (used in) in investing activities     1,611       (276)
                                                                           -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Dividends paid                                                     (258)      (258)
                                                                           -------    -------

                  Net cash used in financing activities                       (258)      (258)
                                                                           -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,128      1,836

CASH AND CASH EQUIVALENTS, beginning of year                                 4,394      2,558
                                                                           -------    -------

CASH AND CASH EQUIVALENTS, end of year                                     $ 6,522    $ 4,394
                                                                           =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes, net of refunds received                $ 1,232    $   730
                                                                           =======    =======


                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2008 AND 2007


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

Short-Term Investments
----------------------

Short-term investments include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value as of November 30, 2008 and 2007. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity. All held-to maturity securities mature within one year.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

     Buildings..........................................................15
     Facility improvements............................................8-15
     Machinery and equipment..........................................5-10
     Furniture and fixtures............................................5-8

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

Basic and Diluted Earnings Per Share
------------------------------------

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2008 and 2007, the Company had no dilutive potential common stock.

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


3.   NOTES PAYABLE TO BANKS:
     -----------------------

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less 1/4%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of
$10,000,000   plus  75%  of   future   net   income,   and   maintain   a  total
liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

4.   RELATED PARTIES:
     ----------------

The Company leases a building from the Company's former Chairman of the Board of Directors. Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building's value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $44,034 for the fiscal year ended November 30, 2008 and $41,936 in 2007. The lease was renewed for three (3) years, July 2007 to June 2010 at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Mr. Eugene Robinson, a director and member of the Company's audit committee, provides advisory services to the Company and was paid $6,500 in 2008.

Effective May 13, 2003, the Company's Board of Directors approved the formation of an audit committee composed of the members of the Board. It is possible that the members of the audit committee may resign from the committee if future
Securities and Exchange Commission rules establish a criteria that such individuals must be independent, due to their relationships with the Company. The Board of Directors held four (4) board meetings during the year ended November 30, 2008. Directors (excluding Mark King) receive a fee of $1,500 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2008. Members (excluding Mark King) of the Audit Committee received a fee of $750 for each meeting.

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

Warranty expense to repair or replace products in 2008 and 2007, was $62,700 and $57,100 respectively.

6.   LEASE COMMITMENTS:
     ------------------

Rent expenses for the years ended November 30, 2008 and 2007, was approximately $44,034 and $41,936 respectively per year. The Company's future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are:

         2009                 $ 43,877
         2010                 $ 25,595


7.   EMPLOYEE BENEFITS:
     ------------------

The Company sponsors an Employees' Profit Sharing Plan and Trust (the "Plan"). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary. Contributions made by the Company and expensed were approximately $210,000 in 2008 and $204,000 in 2007. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company's contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.   NEW ACCOUNTING STANDARDS
     ------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

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

The Financial Accounting Standards Board has issued statement No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.


9. INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:


                                        2008         2007
                                    ----------   ----------
       Current Provision:
            Federal                 $  950,000   $  809,000
            State                       72,000      130,000
                                    ----------   ----------
                                     1,022,000      939,000

       Deferred tax expense             8,000        3,000
                                    ----------   ----------

            Total                   $1,030,000   $  942,000
                                    ==========   ==========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                         2008           2007
                                                     -----------    -----------
  Tax at 34% statutory rate                          $ 1,002,000    $   871,000
  State income taxes, net of federal benefit              47,000         84,000
  Section 199 Adjustment                                 (60,000)       (47,000)
  Deferred tax impact of effective tax rate change        47,000           --
  Permanent differences and other                         (6,000)        34,000
                                                     -----------    -----------

           Income tax provision                      $ 1,030,000    $   942,000
                                                     ===========    ===========


The components of deferred tax assets and liabilities were as follows:

                                              November 30,   November 30,
                                                 2008           2007
                                               --------       --------
  Current Deferred Taxes -
     Allowance for doubtful accounts          $ 30,000       $ 33,000
     Inventory                                 416,000        414,000
     Accrued liabilities and other             186,000        212,000
                                              --------       --------
         Net current deferred tax asset       $632,000       $659,000
                                              --------       --------

  Non-current Deferred Taxes Liability
     Depreciation and other                   $ 97,000       $116,000
                                              --------       --------

         Net deferred taxes                   $535,000       $543,000
                                              ========       ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly no deferred tax asset valuation allowance was necessary as of November 30, 2008 or 2007

10.  SIGNIFICANT CUSTOMER INFORMATION:
     ---------------------------------

The Company's primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales to primary contractors for defense and space related contracts accounted for 68% of total sales in 2008 and 71% of total sales in 2007. No customer accounted for 10% of the Company's sales during 2008 and 2007.

11.  SHAREHOLDERS' EQUITY:
     ---------------------

On November 30, 2008, there were approximately 504 shareholders of record of the Company's common stock. The stock of the Company is closely held; and, therefore, certain shareholders/board members have the ability to significantly influence decisions.

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

12.  SUBSEQUENT EVENTS
     -----------------

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. It is anticipated that this dividend will be paid to the Company's shareholders on or about February 09, 2009.

                             DIRECTORS AND OFFICERS
                                NOVEMBER 30, 2008


                                    MARK KING
                             Chief Executive Officer
                              Chairman of the Board
                            Micropac Industries, Inc

                                   CONNIE WOOD
                         Retired Chief Executive Officer
                            Micropac Industries, Inc.

                               HEINZ-WERNER HEMPEL
                             Chief Operating Officer
       Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany


                                  H. KENT HEARN
                               Retired Stockbroker
                         Milkie-Ferguson, Dallas, Texas


                                JAMES K. MURPHEY
                               Corporate Attorney
                    Glast, Phillips and Murray, Dallas, Texas

                                 EUGENE ROBINSON
                                     Retired


                                 PATRICK CEFALU
                             Chief Financial Officer
                            Micropac Industries, Inc.





LEGAL COUNSEL                                         TRANSFER AGENT & REGISTRAR
Glast, Phillips and Murray                            Securities Transfer
Dallas, Texas                                         Frisco, Texas