Form 10-Q
period 2009-02-28
MICROPAC INDUSTRIES INC
filed 2009-04-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009
                                       OR

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-5109

                            MICROPAC INDUSTRIES, INC.


Delaware                                                       75-1225149
------------------                            ----------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

905 E. Walnut, Garland, Texas                                  75040
-----------------------------                                  -----------------
(Address of Principal Executive Office)
(Zip Code)

Registrant's Telephone Number, including Area Code             (972) 272-3571
                                                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer [ ]           Accelerated filer         [ ]
      Non-accelerated filer   [ ]           Smaller reporting company [X]
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On April 14, 2009 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

                            MICROPAC INDUSTRIES, INC.

                                    FORM 10-Q

                                February 28, 2009

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

       ITEM 1 -  FINANCIAL STATEMENTS

                    Condensed Balance Sheets as of February 28, 2009 and November 30, 2008
                    Condensed Statements of Operations for the three months ended February 28, 2009 and March 1, 2008 (unaudited) Condensed Statements of Cash Flows for the three months ended February 28, 2009 and March 1, 2008 (unaudited)
                    Notes to Condensed Financial Statements

       ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

       ITEM 3-   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       ITEM 4-   CONTROLS AND PROCEDURES



PART II  - OTHER INFORMATION
-------  -------------------

       ITEM 1 -  LEGAL PROCEEDINGS
       ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
       ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
       ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 5 -  OTHER INFORMATION
       ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K





SIGNATURES



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
                                                                             (Unaudited)
CURRENT ASSETS                                                                2/28/09     11/30/08
                                                                              --------    --------
     Cash and cash equivalents                                                $  6,769    $  6,522
        Receivables, net of allowance for doubtful accounts of $89               2,557       3,243
         on February 28, 2009 and $89 on November 30, 2008
      Inventories:
         Raw materials                                                           2,289       2,368
         Work-in process                                                         2,773       2,696
                                                                              --------    --------
     Total Inventories                                                           5,062       5,064
     Prepaid expenses and other current assets                                      61         123
     Deferred income tax                                                           632         632
                                                                              --------    --------
                                  Total current assets                          15,081      15,584
                                                                              --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                           80          80
     Buildings                                                                     498         498
     Facility improvements                                                         883         796
     Machinery and equipment                                                     6,506       6,488
     Furniture and fixtures                                                        603         603
                                                                              --------    --------
                                  Total property, plant, and equipment           8,570       8,465
         Less accumulated depreciation                                          (7,132)     (7,069)
                                                                              --------    --------
                                  Net property, plant, and equipment             1,438       1,396
                                                                              --------    --------


                                  Total assets                                $ 16,519    $ 16,980
                                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $    783    $  1,169
     Accrued compensation                                                          352         631
     Other accrued liabilities                                                     174         310
        Deferred revenue                                                           203         204
     Income taxes payable                                                          310          94
                                                                              --------    --------
                                  Total current liabilities                      1,822       2,408
                                                                              --------    --------

DEFERRED INCOME TAXES                                                               97          97

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,                 308         308
        3,078,315 issued and 2,578,315 outstanding at February 28,
        2009 and November 30, 2008
     Paid-in capital                                                               885         885
       Treasury stock, 500,000 shares, at cost                                  (1,250)     (1,250)
     Retained earnings                                                          14,657      14,532
                                                                              --------    --------

                                  Total shareholders' equity                    14,600      14,475
                                                                              --------    --------

                                  Total liabilities andshareholders' equity   $ 16,519    $ 16,980
                                                                              ========    ========


                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                         For three months ended
                                                         2/28/09        3/01/08
                                                       -----------    -----------

NET SALES                                              $     4,862    $     4,185
                                                       -----------    -----------


COST AND EXPENSES:

    Cost of goods sold                                      (3,372)        (2,913)

    Research and development
                                                               (81)           (94)

    Selling, general & administrative expenses                (824)          (780)
                                                       -----------    -----------

                        Total cost and expenses             (4,277)        (3,787)
                                                       -----------    -----------

OPERATING INCOME                                               585            398

    Interest income                                             14             69
                                                       -----------    -----------

INCOME BEFORE TAXES                                            599            467

    Provision for taxes                                       (216)          (177)
                                                       -----------    -----------

NET INCOME                                             $       383    $       290
                                                       ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED                $      0.15    $      0.11


DIVIDENDS PER SHARE                                    $      0.10    $      0.10

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED     2,578,315      2,578,315


                 See accompanying notes to financial statements.






                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        For three months ended
                                                                          2/28/09    3/01/08
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   383    $   290
     Adjustments to reconcile net income to:
         Cash from operating activities:
             Depreciation and amortization                                     63         65
         Changes in current assets and liabilities:
             Accounts receivable                                              686         45
             Inventories                                                        2        (12)
             Prepaid expenses and other current assets                         62         37
             Deferred revenue                                                  (1)       (55)

             Accounts payable                                                (386)        74
             Accrued compensation                                            (279)      (236)
             Other accrued liabilities                                       (136)       (59)
             Income taxes payable                                             216         58
                                                                          -------    -------


                    Net cash provided by operating activities                 610        207
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                                  0        500
        Additions to property, plant and equipment                           (105)       (69)
                                                                          -------    -------


                    Net cash provided by (used in) investing activities      (105)       431
                                                                          -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                       (258)      (258)
                                                                          -------    -------

                    Net cash used in financing activities                    (258)      (258)
                                                                          -------    -------

Net change in cash and cash equivalents                                       247        380

Cash and Cash Equivalents at beginning of period                            6,522      4,394
                                                                          -------    -------

Cash and Cash Equivalents at end of period                                $ 6,769    $ 4,774
                                                                          =======    =======

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                          $     0    $   123
                                                                          =======    =======


                 See accompanying notes to financial statements.

                                         MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2009, the cash flows for the three months ended February 28, 2009 and March 1, 2008, and the results of operations for the three months ended February 28, 2009 and March 1, 2008. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

     Buildings........................................................15
     Facility improvements..........................................8-15
     Machinery and equipment........................................5-10
     Furniture and fixtures..........................................5-8

The Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down is required.

Repairs and maintenance are charged against income when incurred. Improvements, which extend the useful life of property, plant, and equipment are capitalized.

Research and Development Costs
------------------------------

Costs for the design and development of new products are expensed as incurred.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities. For each period presented in the accompanying statement of income, comprehensive income and net income are the same amount.

Note 3 RELATED PARTY TRANSACTIONS

Glast,  Phillips & Murray, P.C. serves as the Company's legal counsel. Mr. James
K. Murphey, a director and member of the Company's audit committee, is a member of Glast, Phillips & Murray, P.C.

Mr. Eugene Robinson, a director of the Company and member of the Company's audit committee, provides advisory services to the Company.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of February 28, 2009 there were 500,000 options available to be granted. No options have been granted to date.

Note 5 COMMITMENTS

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 28, 2009 and March 1, 2008, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS' EQUITY

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. The dividend payment was paid to shareholders on February 09, 2009.

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)


ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF THE FINANCIAL  CONDITION AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

The Company's facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

The Company's core technology is the packaging and interconnect of miniature electronic components, utilizing thick film and thin film substrates, and forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company's optoelectronic components and assemblies.



Results of Operations

                                                  Three months ended
                                              2/28/2009    3/01/2008

NET SALES                                          100.0%   100.0%

COST AND EXPENSES:
    Cost of goods sold                              69.4%    69.6%
    Research and development                         1.7%     2.3%
    Selling, general & administrative expenses      16.9%    18.6%
                                                   ------   ------

               Total cost and expenses              88.0%    90.5%


OPERATING INCOME BEFORE INTEREST                    12.0%     9.5%
           AND INCOME TAXES

    Interest income                                   .3%     1.6%

INCOME BEFORE TAXES                                 12.3%    11.1%

    Provision for taxes                              4.4%     4.2%

NET INCOME                                           7.9%     6.9%



Sales for the first quarter ended February 28, 2009 totaled $4,862,000. Sales for the first quarter increased 16.2% or $677,000 above sales for the same period of 2008. Sales were 14% in the commercial market, 55% in the military market, and 31% in the space market compared to 15% in the commercial market, 62% in the military market, and 23% in the space market for the same period of 2008. The major increase in sales was with the space level power management products sold to various customers offset with a decrease in the standard power management products.

Cost of goods sold for the first quarter 2009 versus 2008 totaled 69.4% and 69.6% of net sales. Cost of goods sold dollars increased $459,000 in the first quarter of 2009, compared to 2008 with an increase in material cost of $290,000, labor cost of $59,000, and overhead cost of $110,000 associated with the increase in sales of space level products.

Research and development cost decreased $13,000 for the first quarter of 2009 compared to the same period of 2008. The research and development expenditures were associated with continued development of power management products and high temperature products.

Selling, general and administrative expenses for the first quarter of 2009 totaled 16.9%, compared to 18.6% for the same period in 2008. Selling, general and administrative expenses increased $44,000 in the first quarter of 2009, compared to 2008. The majority of the increase was associated with increased salaries with the addition of two administrative employees.

Interest income decreased $55,000 for the first quarter of 2009 compared to the same period in 2008. The decrease is attributable to lower yields on the company's money market investments associated with the current economic and banking conditions.

Provisions for taxes increased $39,000 for the first quarter of 2009 compared to the same period in 2008. The estimated effective tax rate was 36% for first quarter of 2009 compared to 38% for the same period of 2008. The decrease in the effective tax rate was due to the increase in the Section 199 domestic federal tax deduction.

Net income in the first quarter of 2009 totaled $383,000, compared to $290,000 for the comparable period in 2008. Net income per share totaled $.15 and $.11 for the comparable three months of 2009 and 2008, respectively.

Total assets decreased $461,000 to $16,519,000 as of February 28, 2009 from $16,980,000 as of November 30, 2008.

Cash and short-term investments as of February 28, 2009 totaled $6,769,000 compared to $6,522,000 on November 30, 2008 an increase of $247,000. The increase in cash and short-term investments is attributable to $610,000 net cash provided by operations, offset by the payment of a cash dividend of $258,000 and the investment of $105,000 in equipment and facility improvements.

Account receivables totaled $2,557,000 as of February 28, 2009 from $3,243,000 as of November 30, 2008, a decrease of $686,000. Accounts receivable decreased with improved collections in the first quarter of 2009. Days sales outstanding averaged 45 days in the first quarter of 2009.

Inventories totaled $5,062,000 at the end of the first quarter 2009 compared to $5,064,000 on November 30, 2008, a decrease of $2,000. Raw materials inventories including supplies decreased $79,000 since November 30, 2008, while work-in process inventories increased $77,000.

Current liabilities totaled $1,822,000 on February 28, 2009 representing a decrease of $586,000 from November 30, 2008. Accounts payable decreased $386,000 with the payment to one vendor of $933,000 offset with new purchases of $539,000 for space level die used in the power management products. Accrued compensation decreased $279,000 related to the payment of a cash bonus to all employees.

Shareholders' equity increased $125,000 in the first three months of 2009 with a net income of $383,000 offset by the dividend payment of $258,000. Earnings per share for the three month period totaled $.15 per share.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of February 28, 2009 totaled $6,769,000 compared to $6,522,000 on November 30, 2008, an increase of $247,000. The increase in cash and short-term investments is attributable to $610,000 net cash provided by operations, offset by the payment of a cash dividend of $258,000 and the investment of $105,000 in equipment and facility improvements.

Cash flows from operating activities for the quarter ending February 28, 2009 were $610,000 compared to $207,000 for the quarter ending March 1, 2008.

A special cash dividend of $258,000 was paid on February 9, 2009 to all shareholders of record on January 26, 2009.

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

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs for at least the next twelve months.

Outlook
-------

New orders for the first quarter of 2009 totaled $3,976,000 compared to $4,618,000 for the comparable period of 2008.

Backlog totaled $7,841,000 on February 28, 2009 compared to $8,351,000 as of March 1, 2008.

The decrease in new orders and backlog is primarily attributable to lower orders on the optoelectronic components from the Company's distribution channels and standard power management products to international customers. The majority of the backlog is shippable in the next twelve (12) months.

The Company cannot assure that the results of operations for the interim period presented are indicative of total results for the entire year due to fluctuations in customer delivery schedules, or other factors over which the Company has no control.

Cautionary Statement
--------------------

This Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources.

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,064,000 of the Company's backlog is dependent on these semiconductors.

The  Company  disclaims  any   responsibility  to  update  the   forward-looking
statements contained herein, except as may be required by law.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Not  applicable

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

(a) Evaluation of disclosure controls and procedures.

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of February 28, 2009 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------------------------

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

                  (b) Reports on Form 8-K

                  Effective October 10, 2007, the Company's majority shareholder, Mr. Heinz-Werner Hempel, transferred all of the shares of the Company's common stock, $.10 par value and consisting of 1,952.577 shares to "Micropac Industries, Inc." Vermoegensverwaltungsgesellschaft buergerlichen Rechts. This Partnership is composed of Mr. Hempel, his son and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and retains the sole voting and management control. His son and daughter each own 0.01% in this Partnership.

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


                  On October 15, 2008, the Board of Directors elected Mr. Eugene
                  A. Robinson, 69, as a director to the board.

                  On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. The dividend payment was paid to shareholders on February 09, 2009.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                            MICROPAC INDUSTRIES, INC.




April 14, 2009                                 /s/ Mark King
--------------                                 -------------
Date                                           Mark King
                                               Chief Executive Officer




April 14, 2009                                /s/ Patrick Cefalu
--------------                                ------------------
Date                                          Patrick Cefalu
                                              Chief Financial Officer