Form 10-Q
period 2009-05-30
MICROPAC INDUSTRIES INC
filed 2009-07-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 30, 2009
                                       OR
                                       --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer |_|           Accelerated filer |_|
         Non-accelerated filer   |_|           Smaller  reporting company |X|
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On July 14, 2009 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

                            MICROPAC INDUSTRIES, INC.

                                    FORM 10-Q

                                  May 30, 2009

                                      INDEX

PART I   - FINANCIAL INFORMATION
--------------------------------

     ITEM 1 - FINANCIAL STATEMENTS

               Condensed Balance Sheets as of May 30, 2009 and November 30, 2008 Condensed Statements of Operations for the three and six months ended May 30, 2009 and May 31, 2008
               (unaudited)
               Condensed Statements of Cash Flows for the six months ended May 30, 2009 and May 31, 2008 (unaudited)
               Notes to Condensed Financial Statements

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ITEM 4 - CONTROLS AND PROCEDURES



PART II  - OTHER INFORMATION
----------------------------

     ITEM 1 - LEGAL PROCEEDINGS
     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ITEM 5 - OTHER INFORMATION
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K





SIGNATURES


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
                                                                       (Unaudited)
CURRENT ASSETS                                                           5/30/09     11/30/08
                                                                         --------    --------
     Cash and cash equivalents                                           $  7,295    $  6,522
        Receivables, net of allowance for doubtful accounts of              2,371       3,243
                                                                                     $     89
     Inventories:
         Raw materials                                                      2,155       2,368
         Work-in process                                                    2,769       2,696
                                                                         --------    --------
     Total Inventories                                                      4,924       5,064
     Prepaid expenses and other current assets                                 71         123
     Deferred income tax                                                      632         632
                                                                         --------    --------
                        Total current assets                               15,293      15,584
                                                                         --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                      80          80
     Buildings                                                                498         498
     Facility improvements                                                    882         796
     Machinery and equipment                                                6,521       6,488
     Furniture and fixtures                                                   623         603
                                                                         --------    --------
                        Total property, plant, and equipment                8,604       8,465
         Less accumulated depreciation                                     (7,197)     (7,069)
                                                                         --------    --------
                        Net property, plant, and equipment                  1,407       1,396
                                                                         --------    --------


                        Total assets                                     $ 16,700    $ 16,980
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $    623    $  1,169
     Accrued compensation                                                     390         631
     Other accrued liabilities                                                149         310
        Deferred revenue                                                      417         204
     Income taxes payable                                                     247          94
                                                                         --------    --------
                        Total current liabilities                           1,826       2,408
                                                                         --------    --------

DEFERRED INCOME TAXES                                                          97          97

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,            308         308
        3,078,315 issued and 2,578,315 outstanding at May 30, 2009 and November 30, 2008
     Paid-in capital                                                          885         885
       Treasury stock, 500,000 shares, at cost                             (1,250)     (1,250)
     Retained earnings                                                     14,834      14,532
                                                                         --------    --------

                        Total shareholders' equity                         14,777      14,475
                                                                         --------    --------

                        Total liabilities and shareholders' equity       $ 16,700    $ 16,980
                                                                         ========    ========

                 See accompanying notes to financial statements.






                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                             Statement of                   Statement of
                                                              Operations                     Operations
                                                          For the three months           For the six months
                                                                  ended                         ended
                                                         05/30/09       05/31/08       05/30/09       05/31/08
                                                        -----------    -----------    -----------    -----------

NET SALES                                               $     4,625    $     4,597    $     9,487    $     8,782

COST AND EXPENSES:

    Cost of goods sold                                       (3,334)        (3,189)        (6,706)        (6,102)

    Research and development                                   (154)          (123)          (235)          (217)

    Selling, general & administrative expenses                 (869)          (812)        (1,693)        (1,592)
                                                        -----------    -----------    -----------    -----------

                        Total cost and expenses              (4,357)        (4,124)        (8,634)        (7,911)
                                                        -----------    -----------    -----------    -----------


OPERATING INCOME BEFORE INTEREST                                268            473            853            871
           AND INCOME TAXES

    Interest income                                               8             23             22             92
                                                        -----------    -----------    -----------    -----------

INCOME BEFORE TAXES                                     $       276    $       496    $       875    $       963

    Provision for taxes                                         (99)          (179)          (315)          (347)
                                                        -----------    -----------    -----------    -----------

NET INCOME                                              $       177    $       317    $       560    $       616
                                                        ===========    ===========    ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED                 $       .07    $       .12    $       .22    $       .24

DIVIDENDS PER SHARE                                     $         0    $         0    $       .10    $       .10


WEIGHTED AVERAGE OF SHARES, Basic and diluted             2,578,315      2,578,315      2,578,315      2,578,315



                 See accompanying notes to financial statements.




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                For six months ended
                                                                               5/30/09        5/31/08
                                                                               -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $   560        $   616
     Adjustments to reconcile net income to
         cash from operating activities:
             Depreciation and amortization                                         128            127
                    Gain on sale of equipment                                        0             (3)
         Changes in current assets and liabilities:
             Accounts receivable                                                   872           (294)
             Inventories                                                           140            245
             Prepaid expenses and other current assets                              52            (44)
             Deferred revenue                                                      213           (236)
             Accounts payable                                                     (546)            78
             Accrued compensation                                                 (241)          (158)
             Other accrued liabilities                                            (161)           (20)
             Income taxes payable                                                  153            (62)
                                                                               -------        -------

                   Net cash provided by operating activities                     1,170            249
                                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Changes in investments                                                       0          1,517
        Proceeds from sale of equipment                                              0              9
        Additions to property, plant and equipment                                (139)          (144)
                                                                               -------        -------

                   Net cash provided by (used in) investing activities            (139)         1,382
                                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                            (258)          (258)
                                                                               -------        -------

                   Net cash used in financing activities                          (258)          (258)
                                                                               -------        -------
Net achange in cash and cash equivalents                                           773          1,373

Cash and Cash Equivalents at beginning of period                                 6,522          4,394
                                                                               -------        -------

Cash and Cash Equivalents at end of period                                     $ 7,295        $ 5,767
                                                                               =======        =======

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                               $   162        $   406
                                                                               =======        =======



                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 30, 2009, the cash flows for the six months ended May 30, 2009 and May 31, 2008, and the results of operations for the three months and six months ended May 30, 2009 and May 31, 2008. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

     Buildings.........................................................15
     Facility improvements...........................................8-15
     Machinery and equipment.........................................5-10
     Furniture and fixtures...........................................5-8

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

Mr. Eugene Robinson, a director of the Company and member of the Company's audit committee, provides advisory services to the Company. Mr. Robinson has been paid $6,250 for the six months ended May 30, 2009.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of May 30, 2009 there were 500,000 options available to be granted. No options have been granted to date.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six months ended May 30, 2009 and May 31, 2008, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS' EQUITY

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. The dividend payment was paid to shareholders on February 9, 2009.


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


Results of Operations
---------------------

                                                         Three months ended        Six months ended
                                                       5/30/2009    5/31/2008   5/30/2009   5/31/2008
                                                       ---------    ---------   ---------   ---------
NET SALES                                                 100.0%       100.0%      100.0%      100.0%

COST AND EXPENSES:
    Cost of Goods Sold                                     72.1%        69.4%       70.7%       69.5%
    Research and development                                3.3%         2.7%        2.5%        2.5%
    Selling, general & administrative expensese            18.8%        17.6%       17.8%       18.1%
                      Total cost and expenses              94.2%        89.7%       91.0%       90.1%

OPERATING INCOME BEFORE INTEREST                            5.8%        10.3%        9.0%        9.9%
           AND INCOME TAXES

    Interest income                                          .2%          .5%         .2%        1.1%

INCOME BEFORE TAXES                                         6.0%        10.8%        9.2%       11.0%

    Provision for taxes                                     2.1%         4.1%        3.3%        4.2%

NET INCOME                                                  3.9%         6.7%        5.9%        6.8%


Sales for the second quarter and six months ended May 30, 2009 totaled $4,625,000 and $9,487,000, respectively. Sales for the second quarter increased 0.6% or $28,000 above sales for the same period of 2008, while sales for the first six months of 2009 increased 8.0% or $705,000 above the first six months of 2008. Sales were 13% in the commercial market, 52% in the military market, and 35% in the space market for the six months ending May 30, 2009. The major increase in sales was in the microcircuit space level products offset with a decrease in sales to international customers and optoelectronic products through the distribution channels.

Cost of goods sold for the second quarter 2009 versus 2008 totaled 72.1% and 69.4% of net sales, respectively, while cost of goods sold for the six months ended May 30, 2009 versus May 31, 2008 totaled 70.7% and 69.5%, respectively.

The cost of goods sold increase is attributable to changes in product mix. The increase in cost of goods sold resulted from an overall lower sales volume of optoelectronic products and lower sales to international customers with some offset with the increase in the microcircuit space level products.

Selling, general and administrative expenses for the second quarter and first six months of 2009 totaled 18.8% and 17.8% of net sales, respectively, compared to 17.6% and 18.1% for the same periods in 2008. In actual dollars expensed, selling, general and administrative expenses increased $101,000 for the first six months of 2009, versus 2008. The majority of the increase was associated with a cost of living adjustment and associated employment taxes and benefits.

Net income for the second quarter and year to date 2009 totaled $177,000 and $560,000, respectively, compared to $317,000 and $616,000 for the comparable periods in 2008. Net income per share totaled $.22 and $.24 for the comparable six months of 2009 and 2008, respectively.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of May 30, 2009 totaled $7,295,000 compared to $6,522,000 on November 30, 2008, an increase of $773,000. Cash flow from operations was $1,170,000 for the first six months offset by a cash dividend of $258,000 and $139,000 invested in automated production equipment and facility improvements.

The increase is cash provided by operations was primarily attributable cash from operations of $688,000, a decrease in inventory of $140,000, accounts receivable decrease of $872,000, decrease in prepaid expense of $52,000, an increase in deferred revenue of $213,000, an increase of $153,000 in provision for income taxes offset by use of cash with a decrease in accounts payable of $546,000, a decrease of $241,000 in accrued payroll, and a decrease of $161,000 in other accrued liabilities.

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

Outlook
-------

New orders for the second quarter and year-to-date 2009 totaled $4,285,000 and $7,298,000, respectively, compared to $4,891,000 and $9,733,000 for the comparable periods of 2008 or a decrease of 12.4% and 25.0% respectively. The decrease in new orders is associated with lower orders from international customers and the delay of two military contracts. The two military contracts are expected to be placed in the 3rd quarter of 2009.

Backlog totaled $7,502,000 on May 30, 2009 compared to $11,871,000 as of May 31, 2008 and $9,723,000 on November 30, 2008. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 7% in the commercial market, 59% in the military market, and 34% in the space market compared to 8% in the commercial market, 47% in the military market, and 45% in the space market at May 31, 2008.

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

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $879,000 of the Company's backlog is dependent on these semiconductors.

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

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of May 30, 2009 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. .

    (b)  Changes in internal controls.

         There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the three-month period ended May 30, 2009.


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



                            MICROPAC INDUSTRIES, INC.




July 14, 2009                               /s/ Mark King
-------------                               -------------
Date                                        Mark King
                                            Chief Executive Officer




July 14, 2009                               /s/ Patrick Cefalu
-------------                               ------------------
Date                                        Patrick Cefalu
                                            Chief Financial Officer