Form 10-Q/A
period 2009-05-30
MICROPAC INDUSTRIES INC
filed 2009-07-21
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On July 14, 2009 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

This is Amendment No. 1 to the Registrant's quarterly report on Form 10-Q for the quarter ended May 30, 2009, which was originally filed with the Securities and Exchange Commission on July 14, 2009. This Amendment No. 1 is being filed to change a typographical error on the balance sheet caption for receivables, net of allowance for doubtful accounts.

CURRENT ASSETS                                                5/30/09   11/30/08
                                                              -------   --------
Receivables, net of allowance for doubtful accounts of $89     2,371      3,243

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





SIGNATURES


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS
                                                                       (Unaudited)
CURRENT ASSETS                                                           5/30/09     11/30/08
                                                                         --------    --------
     Cash and cash equivalents                                           $  7,295    $  6,522
        Receivables, net of allowance for doubtful accounts of $89          2,371       3,243


     Inventories:
         Raw materials                                                      2,155       2,368
         Work-in process                                                    2,769       2,696
                                                                         --------    --------
     Total Inventories                                                      4,924       5,064
     Prepaid expenses and other current assets                                 71         123
     Deferred income tax                                                      632         632
                                                                         --------    --------
                        Total current assets                               15,293      15,584
                                                                         --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                      80          80
     Buildings                                                                498         498
     Facility improvements                                                    882         796
     Machinery and equipment                                                6,521       6,488
     Furniture and fixtures                                                   623         603
                                                                         --------    --------
                        Total property, plant, and equipment                8,604       8,465
         Less accumulated depreciation                                     (7,197)     (7,069)
                                                                         --------    --------
                        Net property, plant, and equipment                  1,407       1,396
                                                                         --------    --------


                        Total assets                                     $ 16,700    $ 16,980
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $    623    $  1,169
     Accrued compensation                                                     390         631
     Other accrued liabilities                                                149         310
        Deferred revenue                                                      417         204
     Income taxes payable                                                     247          94
                                                                         --------    --------
                        Total current liabilities                           1,826       2,408
                                                                         --------    --------

DEFERRED INCOME TAXES                                                          97          97

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,            308         308
        3,078,315 issued and 2,578,315 outstanding at May 30, 2009 and November 30, 2008
     Paid-in capital                                                          885         885
       Treasury stock, 500,000 shares, at cost                             (1,250)     (1,250)
     Retained earnings                                                     14,834      14,532
                                                                         --------    --------

                        Total shareholders' equity                         14,777      14,475
                                                                         --------    --------

                        Total liabilities and shareholders' equity       $ 16,700    $ 16,980
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