Form 10-Q
period 2009-08-29
MICROPAC INDUSTRIES INC
filed 2009-10-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 2009
                                       OR

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

         Large accelerated filer [ ]           Accelerated filer          [ ]
         Non-accelerated filer   [ ]           Smaller  reporting company [ ]
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On October 13, 2009 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

                            MICROPAC INDUSTRIES, INC.

                                    FORM 10-Q

                                 August 29, 2009

                                      INDEX

PART I  - FINANCIAL INFORMATION

          ITEM 1 -   FINANCIAL STATEMENTS

                           Condensed Balance Sheets as of August 29, 2009 and November 30, 2008
                           Condensed Statements of Operations for the three and nine months ended August 29, 2009 and August 30, 2008 (unaudited)
                           Condensed Statements of Cash Flows for the nine months ended August 29, 2009 and August 30, 2008 (unaudited)
                           Notes to Condensed Financial Statements

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





SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            MICROPAC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
                                                                          (Unaudited)
CURRENT ASSETS                                                             08/29/09     11/30/08
                                                                           --------     --------
     Cash and cash equivalents                                          $  5,912    $  6,522

        Short-term investment                                              1,000           0

        Receivables, net of allowance for doubtful accounts of $89         2,977       3,243

     Inventories:
         Raw materials                                                     3,134       2,368
         Work-in process                                                   2,547       2,696
                                                                        --------    --------
     Total Inventories                                                     5,681       5,064
     Prepaid expenses and other current assets                                78         123
     Deferred income tax                                                     631         632
                                                                        --------    --------
                         Total current assets                             16,279      15,584
                                                                        --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                     80          80
     Buildings                                                               498         498
     Facility improvements                                                   882         796
     Machinery and equipment                                               6,558       6,488
     Furniture and fixtures                                                  623         603
                                                                        --------    --------
                         Total property, plant, and equipment              8,641       8,465
         Less accumulated depreciation                                    (7,261)     (7,069)
                                                                        --------    --------
                         Net property, plant, and equipment                1,380       1,396
                                                                        --------    --------


                         Total assets                                   $ 17,659    $ 16,980
                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    942    $  1,169
     Accrued compensation                                                    382         631
     Other accrued liabilities                                               167         310
        Deferred revenue                                                   1,181         204
     Income taxes payable                                                     82          94
                                                                        --------    --------
                         Total current liabilities                         2,754       2,408
                                                                        --------    --------

DEFERRED INCOME TAXES                                                         97          97

SHAREHOLDERS' EQUITY
     Common stock, ($.10 par value), authorized 10,000,000 shares,           308         308
        3,078,315 issued and 2,578,315 outstanding at August 29, 2009 and November 30, 2008
     Paid-in capital                                                         885         885
       Treasury stock, 500,000 shares, at cost                            (1,250)     (1,250)
     Retained earnings                                                    14,865      14,532
                                                                        --------    --------

                         Total shareholders' equity                       14,808      14,475
                                                                        --------    --------

                         Total liabilities and shareholders' equity     $ 17,659    $ 16,980
                                                                        ========    ========


                 See accompanying notes to financial statements.







                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)



                                                     Statement of Operations          Statement of Operations
                                                   For the three months ended       For the nine months ended

                                                     08/29/09       08/30/08          08/29/09       08/30/08
                                                   -----------    -----------       -----------    -----------

NET SALES                                          $     3,812    $     5,321       $    13,299    $    14,103

COST AND EXPENSES:

    Cost of goods sold                                  (2,763)        (3,396)           (9,469)        (9,498)

    Research and development                              (165)          (110)             (400)          (327)

    Selling, general & administrative expenses            (872)          (872)           (2,565)        (2,466)
                                                   -----------    -----------       -----------    -----------

                         Total cost and expenses        (3,800)        (4,378)          (12,434)       (12,291)
                                                   -----------    -----------       -----------    -----------

OPERATING INCOME BEFORE INTEREST                            12            943               865          1,812
           AND INCOME TAXES

    Interest and other income                               36             35                58            129
                                                   -----------    -----------       -----------    -----------

INCOME BEFORE TAXES                                $        48    $       978       $       923    $     1,941

    Provision for taxes                                    (17)          (330)             (332)          (677)
                                                   -----------    -----------       -----------    -----------

NET INCOME                                         $        31    $       648       $       591    $     1,264
                                                   ===========    ===========       ===========    ===========

NET INCOME PER SHARE, BASIC AND DILUTED            $      0.01    $      0.25       $      0.23    $      0.49

DIVIDENDS PER SHARE                                $      0.00    $      0.00       $      0.10    $      0.10


WEIGHTED AVERAGE OF SHARES, Basic and diluted        2,578,315      2,578,315         2,578,315      2,578,315



                 See accompanying notes to financial statements.



                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For nine months ended
                                                                            8/29/09    8/30/08
                                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $   591    $ 1,264
     Adjustments to reconcile net income to
         cash provided by (used in) operating activities:
             Depreciation and amortization                                      192        190
             Gain on sale of equipment                                           0         (2)
         Changes in current assets and liabilities:
             Accounts receivable                                                266       (724)
             Inventories                                                       (617)      (709)
             Prepaid expenses and other current assets                           46        (28)
             Deferred revenue                                                   977       (175)
             Accounts payable                                                  (227)       214
             Accrued compensation                                              (249)       (41)
             Other accrued liabilities                                           (4)      (143)
             Income taxes payable                                               (12)       (93)
                                                                            -------    -------

                         Net cash provided by (used in) operating               824       (108)
                                                                            -------    -------
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchases)/sales of investments                                      (1,000)     1,621
        Proceeds from sale of equipment                                           0          9
        Additions to property, plant and equipment                             (176)      (346)
                                                                            -------    -------

                         Net cash provided by (used in) investing            (1,176)     1,284
                                                                            -------    -------
activities

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                         (258)      (258)
                                                                            -------    -------

                         Net cash used in financing activities                 (258)      (258)
                                                                            -------    -------

Net change in cash and cash equivalents                                        (610)       918

Cash and Cash Equivalents at beginning of period                              6,522      4,394
                                                                            -------    -------

Cash and Cash Equivalents at end of period                                  $ 5,912    $ 5,312
                                                                            =======    =======

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                            $   345    $   805
                                                                            =======    =======


                 See accompanying notes to financial statements.

                            MICROPAC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 29, 2009, the cash flows for the nine months ended August 29, 2009 and August 30, 2008, and the results of operations for the three months and nine months ended August 29, 2009 and August 30, 2008. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained are adequate to make the information presented not misleading.

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

     Buildings............................................................15
     Facility improvements..............................................8-15
     Machinery and equipment............................................5-10
     Furniture and fixtures..............................................5-8

Repairs and maintenance are charged against income when incurred. Improvements which extend the useful life of property, plant, and equipment are capitalized.

Research and Development Costs
------------------------------

Costs for the design and development of new products are expensed as incurred.

Note 3 RELATED PARTY TRANSACTIONS

Mr. Eugene Robinson, a director of the Company and member of the Company's audit committee, provides advisory services to the Company. Mr. Robinson has been paid $6,250 for the nine months ended August 29, 2009.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company's shareholders approved the 2001 Employee Stock Option Plan (the "Stock Plan"). As of August 29, 2009 there were 500,000 options available to be granted. No options have been granted to date.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 29, 2009 and August 30, 2008, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS' EQUITY

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 12, 2009, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. The dividend payment was paid to shareholders on February 9, 2009.

                            MICROPAC INDUSTRIES, INC.
                                   (Unaudited)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

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


Results of Operations
---------------------
                                                         Three months ended       Nine months ended
                                                       8/29/2009    8/30/2008   8/29/2009   8/30/2008
                                                       ---------    ---------   ---------   ---------
NET SALES                                                 100.0%       100.0%      100.0%      100.0%

COST AND EXPENSES:
    Cost of Goods Sold                                     72.5%        63.8%       71.2%       67.3%
    Research and development                                4.3%         2.1%        3.0%        2.3%
    Selling, general & administrative expenses             22.9%        16.4%       19.3%       17.5%
                                                           -----        -----       -----       -----
                    Totalcost and expenses                 99.7%        82.3%       93.5%       87.1%

OPERATING INCOME BEFORE INTEREST
           AND INCOME TAXES                                 0.3%        17.7%        6.5%       12.9%

    Interest and other income                               0.9%         0.7%        0.4%        0.9%

INCOME BEFORE TAXES                                         1.2%        18.4%        6.9%       13.8%

    Provision for taxes                                     0.4%         6.2%        2.5%        4.8%

NET INCOME                                                  0.8%        12.2%        4.4%        9.0%


Sales for the third quarter and nine months ended August 29, 2009 totaled $3,812,000 and $13,299,000, respectively. Sales for the third quarter decreased 28.4% or $1,509,000 below sales for the same period of 2008, while sales for the first nine months of 2009 decreased 5.7% or $804,000 below the first nine months of 2008. Sales were 12% in the commercial market, 50% in the military market, and 38% in the space market for the nine months ending August 29, 2009. The major decreases in sales were to international customers and optoelectronic products sold through the distribution channels. The company expects an increase in sales for the fourth quarter of 2009 with the increase in new orders in the third quarter of 2009.

Cost of goods sold for the third quarter 2009 versus 2008 totaled 72.5% and 63.8% of net sales, respectively, while cost of goods sold for the nine months ended August 29, 2009 versus August 30, 2008 totaled 71.2% and 67.3%, respectively. The cost of goods sold increase is attributable to changes in product mix with lower sales volume of standard optoelectronic products sold through the distributions channels and space level sales to international customers. With the increase in new orders in the third quarter, the company expects an increase in gross margin for the fourth quarter of 2009.

Selling, general and administrative expenses for the third quarter and first nine months of 2009 totaled 22.9% and 19.3% of net sales, respectively, compared to 16.4% and 17.5% for the same periods in 2008. In actual dollars expensed, selling, general and administrative expenses increased $99,000 for the first nine months of 2009, versus 2008. The majority of the increase was associated with a cost of living adjustment, associated employment taxes and an increase in employee health insurance costs in May 2009.

Net income for the third quarter and year to date 2009 totaled $31,000 and $591,000, respectively, compared to $648,000 and $1,264,000 for the comparable periods in 2008. Net income per share totaled $0.23 and $0.49 for the comparable nine months of 2009 and 2008.

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments as of August 29, 2009 totaled $6,912,000 compared to $6,522,000 on November 30, 2008, an increase of $390,000. Cash flow from operations were $824,000 for the first nine months offset by a cash dividend of $258,000 and $176,000 invested in automated production equipment and facility improvements, and $1,000,000 invested in short-term investments.

The increase in cash and short term investments was primarily attributable to cash from operations of $824,000, with a decrease in accounts receivable of $266,000, decrease in prepaid expense of $46,000, an increase in deferred revenue of $977,000, offset by use of cash with a decrease in accounts payable of $227,000, a decrease of $249,000 in accrued payroll, a decrease of $143,000 in other accrued liabilities, an increase in inventory of $617,000, and a decrease of $12,000 in provision for income taxes.

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

Outlook
-------

New orders for the third quarter and year-to-date 2009 totaled $7,746,000 and $15,044,000, respectively, compared to $6,048,000 and $17,954,000 for the comparable periods of 2008 or an increase of 28.1% and a decrease of 16.2%, respectively. The increase in new orders from the third quarter of 2008 was associated with an order for one military contract for an existing product. The decrease in new orders compared to year to date 2008 is associated with lower orders from international customers and lower sales volume through the company's distribution channels.

Backlog totaled $11,438,000 on August 29, 2009 compared to $11,755,000 as of August 30, 2008 and $9,723,000 on November 30, 2008. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company's products and technologies with 5% in the commercial market, 62% in the military market, and 33% in the space market compared to 6% in the commercial market, 50% in the military market, and 44% in the space market at August 30, 2008.

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

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of August 29, 2009 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls.

         There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the three-month period ended August 29, 2009.


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



                            MICROPAC INDUSTRIES, INC.




October 13, 2009                             /s/ Mark King
                                             -------------
Date                                         Mark King
                                             Chief Executive Officer




October 13, 2009                            /s/ Patrick Cefalu
                                            ------------------
Date                                        Patrick Cefalu
                                            Chief Financial Officer