Form 10-Q/A
period 2009-08-29
MICROPAC INDUSTRIES INC
filed 2009-10-20
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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





SIGNATURES

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A



This is Amendment No. 1 to the Registrant's quarterly report on Form 10-Q for the quarter ended August 29, 2009, which was originally filed with the Securities and Exchange Commission on October 13, 2009. This Amendment No. 1 is being filed to change a typographical error on the cash flow statement changes in other accrued liabilities.



                                                              8/29/09   8/30/08

                                                              -------   --------

Other accrued liabilities                                        (143)      (4)


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




                            MICROPAC INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For nine months ended
                                                                            8/29/09    8/30/08
                                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $   591    $ 1,264
     Adjustments to reconcile net income to
         cash provided by (used in) operating activities:
             Depreciation and amortization                                      192        190
             Gain on sale of equipment                                           0         (2)
         Changes in current assets and liabilities:
             Accounts receivable                                                266       (724)
             Inventories                                                       (617)      (709)
             Prepaid expenses and other current assets                           46        (28)
             Deferred revenue                                                   977       (175)
             Accounts payable                                                  (227)       214
             Accrued compensation                                              (249)       (41)
             Other accrued liabilities                                         (143)        (4)
             Income taxes payable                                               (12)       (93)
                                                                            -------    -------

                         Net cash provided by (used in) operating               824       (108)
                                                                            -------    -------
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchases)/sales of investments                                      (1,000)     1,621
        Proceeds from sale of equipment                                           0          9
        Additions to property, plant and equipment                             (176)      (346)
                                                                            -------    -------

                         Net cash provided by (used in) investing            (1,176)     1,284
                                                                            -------    -------
activities

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash dividend                                                         (258)      (258)
                                                                            -------    -------

                         Net cash used in financing activities                 (258)      (258)
                                                                            -------    -------

Net change in cash and cash equivalents                                        (610)       918

Cash and Cash Equivalents at beginning of period                              6,522      4,394
                                                                            -------    -------

Cash and Cash Equivalents at end of period                                  $ 5,912    $ 5,312
                                                                            =======    =======

Supplemental Cash Flow Disclosure

      Cash Paid For Income Taxes                                            $   345    $   805
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