Form 10-K
period 2009-11-30
MICROPAC INDUSTRIES INC
filed 2010-02-17
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2009

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 000-5109

Micropac Industries, Inc. (Exact name of registrant as specified in charter)

Delaware		75-1225149
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

905 E. Walnut Street, Garland, TX	75040	972/272-3571
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None		N/A

Securities Registered Pursuant to Section 12(g) of the Act:
Common stock, par value $0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2009, representing the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,372,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 15, 2010 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held March 12, 2010, is incorporated by reference in Part III to the extent described therein.

PART I

Item 1.	Business

INTRODUCTION

Micropac Industries, Inc. (the Company), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level); MIL-PRF-19500 JANS (space level), MIL-PRF-28750 (class K- space level), and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

The business was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by approximately 500 shareholders on November 30, 2009, of which some cannot be located.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 21% of the Company’s sales for the fiscal year ended November 30, 2009, and were 27% for fiscal 2008. Standard components accounted for approximately 79% of the Company’s sales for the fiscal year ended November 30, 2009, and were 73% for fiscal 2008.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 55% of the Company’s business in 2009, and the optoelectronics product line accounted for 45% of the Company’s business in 2009, compared to 44% and 56% in 2008, respectively. . The major decreases in sales were to international customers associated with the economic downturn in 2009 and optoelectronic products sold through the distribution channels due to stock level reductions at the distributors.

The Company’s core technology is the packaging and interconnects of miniature electronic components, utilizing thick film and thin film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components, and assemblies. The Company’s basic products and technologies include:

Custom design hybrid microelectronic circuits
Solid state relays and power controllers
Custom optoelectronic assemblies and components
Optocouplers
Light-emitting diodes
Hall-Effect devices
Displays
Power operational amplifiers
Fiber optic components and assemblies
High temperature (200º C) products

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

Military/Aerospace – aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
Space – control circuitry, power monitoring and sensing
Industrial – power control equipment, robotics

The Company has no patents, licenses, franchises, concessions, royalty agreements or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges. We are not aware of any violations of export control regulations.

Five of the Company’s principal product families require government approval. Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534, MIL-PRF-19500 and MIL-PRF-28750. We expect to maintain these certifications and qualifications; however, the loss of any of these certifications would have a significant impact on our business.

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

In 2009, the Company’s investment in technology through research and development, which was expensed, totals approximately $639,000 ($530,000 in 2008). The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $205,000 in non-recurring engineering costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 21% of the sales for fiscal year 2009 (23% in 2008) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $2,800,000 in 2009 compared to $4,008,000 in 2008 or 16% and 20% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for Department of Defense (DOD) and NASA contracts accounted for approximately 71% of the Company’s revenues in 2009 compared to 68% in 2008.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell Int’l, and NASA.

At any time a single customer may have a disproportionate and material impact on the company’s operations and profit and loss.

BACKLOG

At November 30, 2009, the Company had a backlog of unfilled orders totaling approximately $14,102,000 compared to approximately $9,723,000 at November 30, 2008. The Company expects to complete and ship most of its November 30, 2009 backlog during fiscal 2010.

EMPLOYEES

At November 30, 2009, the Company had 133 full-time employees (compared to 138 at November 30, 2008), of which 30 were executive and managerial employees, 32 were engineers and quality-control personnel, 15 were clerical and administrative employees, and 56 were production personnel. None of the Company’s employees were covered by collective bargaining agreements.

The Company is an Equal Opportunity Employer. It is the Company’s policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. Above and beyond non-discrimination, we are committed to an Affirmative Action Program, dedicated to the hiring, training, and advancement within the Company of minority group members, women, veterans, and handicapped individuals.

COMPETITION

The Company competes with two or more companies with respect to each of its major products, including custom hybrid microcircuits, solid state relays and power controllers, optocouplers, light-emitting diodes, light sensitive silicon phototransistors and diodes, hall-effect devices, displays, power operational amplifier, custom optoelectronic components and assemblies. These products and technologies are sold into various markets, including military/aerospace, space, industrial and medical. Some of these competitors are larger and have greater capital resources than the Company. Management believes the Company’s competitive position is favorable with regard to our product reliability and integrity, past performance, customer service and responsiveness, timely delivery and pricing; however, no assurance can be given that the Company can compete successfully in the future.

There are approximately 38 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit business. Some of the Company’s primary competitors are Teledyne Industries, Inc., Advanced Photonix, Honeywell, Avago, and International Rectifier.

SUPPLY CHAIN

The parts and raw materials for the Company’s products are generally available from more than one source. Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products. From time to time, the Company has experienced difficulty in obtaining certain materials when needed. The Company’s inability to secure materials for any reason could have adverse effects on the Company’s ability to deliver products on a timely basis and could result in loss of customers or sales. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations. However, the Company has not been materially affected by such shortages. The Company’s delivery commitments to customers allow for adequate lead times for production of the products including lead time for order and receipt from the supply chain.

Some of the Company’s primary suppliers are International Rectifier, NTK Technologies, Electrovac, Schott Glass, Micross Components, Kyocera, Microsemi, and Aborn Electronics.

Item 1A.	Risk Factors

This Form 10K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources.

Such risks and uncertainties include, but are not limited to historical volatility and cyclicality of the semiconductor and semiconductor capital equipment markets that are subject to significant and often rapid increases and decreases in demand. In addition, the Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

Majority shareholder ability to control the election of the Board of Directors

The Company’s majority shareholder, Mr. Heinz-Werner Hempel, established a partnership organized under the laws of Germany which owns 1,952,577 shares or 75.7% of the outstanding voting shares. Mr. Hempel through the partnership has the ability to control the election of the Company’s Board of Directors and elect individuals who may be more sympathetic to such majority shareholders’ desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

Availability of public share for purchase and sale

A small number of shares are available for public purchase and sale. As a result, the company’s reported share price may be subject to extreme fluctuations due in part to the small number of shares traded at any time.

Pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its OEM customers. In some cases, the Company’s customers request the review of pricing for possible reduction in selling price on future orders. This requires the Company to improve its productivity and to request similar price reductions from its supplier chain. If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders reducing the product gross margins and affecting the Company’s net earnings in order to receive future orders from the customer. However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas and subcontracts portions of the Company’s manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability. The Company maintains worker’s compensation insurance and general liability insurance for protection of its employees and for protection of the Company’s assets in Garland, Texas and for equipment and inventory located at the contract manufacturer in Juarez, Mexico. In addition to the basic policies mentioned, the Company maintains an umbrella insurance policy. The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business. In the opinion of the Company’s management, and its’ insurance advisors, the Company is adequately insured; however, the Company’s financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

The Company could be adversely affected by changes in laws and regulations made by U.S. and non U.S. governments and agencies dealing with foreign shipments. Changes by regulatory agencies dealing with environmental issues could affect the cost of the Company’s products and make it hard for a small company to be competitive with larger companies.

Product liability claims

The use of the Company’s products in commercial or government applications may subject the Company to product liability claims. Although the Company has not experienced any product liability claims, the sale of any product may provide risk of such claims. Product liability claims brought against the Company could have a material adverse effect on the Company’s operating results and financial condition.

Component shortages or obsolescence from suppliers could affect ability to manufacture products or delay shipments to customers

The Company relies on suppliers to deliver quality raw materials in a timely and cost effective manner. Most of the materials and components are generally available from multiple sources; however, from time to time vendors do not deliver the product as needed due to manufacturing problems or possibly a decision not to furnish that product in the future. Such interruption of supply or price increases could have a material adverse effect on the Company’s operations; however, the Company is not currently impacted by materials shortages.

The ability to develop new products and technologies used in the military, space or aerospace markets

The Company’s base products and technologies generally have long life cycles. The Company’s products are primarily used in military, space or aerospace applications, which also have long life cycles. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to customer’s requirements and to competitors’ progress in technological changes could have a material adverse effect on the Company’s business.

General economic downturn or the current credit crisis

The Company cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn, or the current credit crisis. If the Company’s supply chain is adversely affected by the current credit crisis or economic downturn, this could result in the Company’s inability to secure materials and could have adverse effects on the Company’s ability to deliver products on a timely basis.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

No matters were submitted to vote of the Company’s security holders through the solicitation of proxies by the Company during the fourth quarter of the fiscal year ended November 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 30, 2009, there were approximately 500 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. Our common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low bid prices for each quarter during the last two fiscal years:

	High	Low
Fiscal Year Ended November 30, 2009
Fourth Quarter	$5.30	$3.51
Third Quarter	$5.10	$1.19
Second Quarter	$5.10	$2.00
First Quarter	$5.20	$2.00

Fiscal Year Ended November 30, 2008
Fourth Quarter	$7.30	$2.25
Third Quarter	$8.00	$5.66
Second Quarter	$7.05	$5.66
First Quarter	$7.30	$6.30

During the three month period ended November 30, 2009, approximately 20,240 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $3.51 to $5.30 per share. For the two year period ending November 30, 2009, approximately 105,889 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $1.20 to a high of $7.30. Due to this average monthly volume of approximately 4,412 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company’s common stock held by non-affiliates.

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

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 25, 2010. It is anticipated that this dividend will be paid to the Company’s shareholders on or about February 17, 2010.

There are no plans to make the dividend permanent.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/09	11/30/08

Net Sales	100.0%	100.0%

Cost of sales	70.2%	66.6%
R & D	3.6%	2.6%
S, G, & A	19.4%	17.0%
Total Cost & Expenses	93.2%	86.2%

Operating Income	6.8%	13.8%

Other and Interest Income	.4%	.9%

Income Before Income Taxes	7.2%	14.7%

Provision for taxes	2.6%	5.1%

Net Income	4.6%	9.6%

Micropac Industries, Inc. (the Company), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items. Custom-designed components accounted for approximately 21% of the Company’s sales for the fiscal year ended November 30, 2009, and were 27% for fiscal 2008. Standard components accounted for approximately 79% of the Company’s sales for the fiscal year ended November 30, 2009, and were 73% for fiscal 2008.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

Sales in 2009 were approximately $17,571,000, a decrease of 12.4% or ($2,489,000) compared to 2008 sales. The major decreases in sales were to international customers associated with the economic downturn in 2009 and optoelectronic products sold through the distribution channels due to stock level reductions at the distributors.

The Company’s management expects sales and profits to be stable in 2010, based on the current backlog of optoelectronics products, certain space product contracts, and requirements for microcircuits.

New orders for fiscal year 2009 totaled $22,176,000 compared to $21,857,000 for fiscal 2008. Approximately $8,409,000 of the new orders received in 2009 was delivered to customers in 2009, along with approximately $9,359,000 of the Company’s $9,723,000 backlog of orders at November 30, 2008.

The Company’s backlog as of November 30, 2009, was approximately $14,102,000, compared to approximately $9,723,000 on November 30, 2008.

Custom-designed components are estimated to account for approximately 21% of the Company’s sales for the fiscal year ended November 30, 2009, and 27% in fiscal 2008; standard components are estimated to account for approximately 79% of the Company’s sales for the fiscal year ended November 30, 2009, and 73% for fiscal 2008.

Sales through the Company’s distribution channels were $2,800,000 in 2009 compared to $4,008,000 in 2008 or 16% and 20% of sales, respectively.

Approximately 21% of the sales for fiscal year 2009 (23% in 2008) were to international customers.

The Company’s major customers include contractors to the United States government with fixed price contracts. Sales to these customers for Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 71% of the Company’s fiscal net sales in 2009 compared to 68% in 2008.

Cost of sales, as a percentage of net sales, was 70.2% in 2009 compared to 66.6% in 2008. The increase of 3.6% is attributable to changes in product mix with lower sales volume of standard optoelectronic products sold through the distributions channels and space level sales to international customers. With the decrease in sales volume, the Company’s cost of manufacturing overhead was higher as a percentage of sales. In actual dollars, cost of sales decreased $1,026,000 for 2009 versus 2008.

In 2009, the Company’s investment in technology through research and development, which was expensed, totals approximately $639,000 ($530,000 in 2008). The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs

Selling, general, and administrative expenses total 19.4% of net sales in 2009, compared to 17.0% in 2008, based on lower sales. In dollars expensed, selling, general and administrative expenses totaled $3,416,000 in 2009 compared to $3,410,000 in 2008, an increase of $6,000.

Interest and other income for fiscal 2009 totaled $78,000 compared to $182,000 for fiscal 2008. The decrease is related to lower interest rates on the Company’s investments and cash and cash equivalents.

Income before taxes for fiscal 2009 was approximately $1,266,000 or 7.2% of net sales, compared to $2,948,000 or 14.7% of net sales in fiscal 2008.

Provisions for income tax for fiscal 2009 total $449,000 compared to $1,030,000 for fiscal 2008. The Company’s effective income tax rate is 36% for the year ended November 30, 2009, compared to 35% for the year ended November 30, 2008. Management believes it will meet its future tax payments through the use of cash derived from operations and/or usage of the Company’s cash and cash equivalents.

Net income after taxes totaled approximately $817,000 or $.32 per share in 2009 versus 2008 net income of $1,918,000 or $.74 per share.  Net income after taxes decreased $1,101,000 in 2009 compared to 2008.

Liquidity and Capital Resources

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less ¼%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. To date, the Company has not used any of the available line of credit. The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $1,727,000 net in cash flows from operations in 2009. Cash influx came primarily from the combination of net income totaling $817,000, and changes in working capital including advance payments from customers for materials recorded as deferred revenue.

The Company used $189,000 in cash for investment in additional manufacturing equipment, computers and facility improvements in 2009 compared to $419,000 in 2008.

The Company issued a dividend payment of $.10 per share dividend to all shareholders of record for the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2009, the Company had $6,802,000 in cash and cash equivalents compared to $6,522,000 in cash and cash equivalents on November 30, 2008. The Company held $1,000,000 in short term investments at November 30, 2009.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2010 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2009.

Critical Accounting Policies

Revenue Recognition

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently. Sales are recorded net of sales returns, allowances and discounts.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), as codified. SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company provides an allowance for obsolete and overstocked inventory. The allowance is based on the usage of inventory over a three year period.

Income Taxes

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

New Accounting Standards

In September 2009, the Financial Accounting Standards Board (FASB) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 and their adoption did not have a material impact on the Company's financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item8.       Financial Statements and Supplementary Data

Page No.

11	Report of Independent Registered Public Accounting Firm

12	Balance Sheets as of November 30, 2009 and 2008

13	Statements of Income for the years ended November 30, 2009 and 2008

14	Statements of Shareholders’ Equity for the years ended November 30, 2009 and 2008

15	Statements of Cash Flows for the years ended November 30, 2009 and 2008

16-21	Notes to Financial Statements for the years ended November 30, 2009 and 2008

The Board of Directors and Shareholders

Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 16, 2010

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2009 AND 2008
(Dollars in thousands except share data)

ASSETS	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$6,802	$6,522
Short-term investments	1,000	--
Receivables, net of allowance for doubtful accounts
of $0 for 2009 and $89 for 2008, respectively	2,364	3,243
Inventories
Raw materials and supplies	2,785	2,368
Work-in-process	2,728	2,696
Total inventories	5,513	5,064

Deferred income taxes	1,069	632
Prepaid expenses and other assets	130	123
Total current assets	16,878	15,584

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	882	796
Machinery and equipment	6,571	6,488
Furniture and fixtures	623	603
Total property, plant, and equipment	8,654	8,465
Less- accumulated depreciation	(7,324)	(7,069)
Net property, plant, and equipment	1,330	1,396

Total assets	$18,208	$16,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$713	$1,169
Accrued compensation	481	631
Accrued professional fees	25	42
Income taxes payable	45	94
Property taxes	75	77
Commissions payable	52	68
Deferred revenue	1,524	204
Other accrued liabilities	41	123
Total current liabilities	2,956	2,408

DEFERRED INCOME TAXES	218	97
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, authorized 10,000,000 shares
3,078,315 issued 2,578,315 outstanding at November 30, 2009
and November 30, 2008	308	308
Paid-in capital	885	885
Treasury stock, at cost, 500,000 shares	(1,250)	(1,250)
Retained earnings	15,091	14,532
Total shareholders’ equity	15,034	14,475

Total liabilities and shareholders’ equity	$18,208	$16,980

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

(Dollars in thousands except share data)

	2009	2008

NET SALES	$17,571	$20,060

COSTS AND EXPENSES:
Cost of sales	12,328	13,354
Research and development	639	530
Selling, general, and administrative expenses	3,416	3,410

Total costs and expenses	16,383	17,294

OPERATING INCOME	1,188	2,766

Other income	58	37
Interest income	20	145

INCOME BEFORE INCOME TAXES	1,266	2,948

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	765	1,022
Deferred	(316)	8

Total provision for income taxes	449	1,030

NET INCOME	$817	$1,918

BASIC AND DILUTED EARNINGS PER SHARE	$0.32	$0.74

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

(Dollars in thousands)

	Common	Paid-in	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total

BALANCE, November 30, 2007	308	885	(1,250)	12,872	12,815

Dividend	--	--	--	(258)	(258)
Net income	--	--	--	1,918	1,918

BALANCE, November 30, 2008	$308	$885	$(1,250)	$14,532	$14,475

Dividend	--	--	--	(258)	(258)
Net income	--	--	--	817	817

BALANCE, November 30, 2009	$308	$885	$(1,250)	$15,091	$15,034

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

(Dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$817	$1,918
Adjustments to reconcile net income to
net cash provided by operating activities-
Depreciation and amortization	255	251
Deferred tax expense (benefit)	(316)	8
Gain on sale of equipment	--	(3)
Changes in certain current assets and liabilities-
(Increase) decrease in receivables, net	879	(828)
Increase in inventories	(449)	(1,021)
Increase in prepaid expenses and other assets	(7)	(54)
Increase (decrease) in accounts payable	(456)	561
Increase (decrease) in accrued compensation	(150)	87
Decrease in income taxes payable	(49)	(141)
(Decrease) increase in all other accrued liabilities	1,203	(3)

Net cash provided by operating activities	1,727	775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturity of short term investment, net	(1,000)	2,021
Proceeds from sale of equipment	--	9
Additions to property, plant, and equipment	(189)	(419)

Net cash provided by (used in) in investing activities	(1,189)	1,611

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(258)	(258)

Net cash used in financing activities	(258)	(258)

NET INCREASE IN CASH AND CASH EQUIVALENTS	280	2,128

CASH AND CASH EQUIVALENTS, beginning of year	6,522	4,394

CASH AND CASH EQUIVALENTS, end of year	$6,802	$6,522

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes, net of refunds received	$745	$1,232

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

1.     BUSINESS DESCRIPTION:

Micropac Industries, Inc. (the Company), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies. The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Revenues are recorded as deliveries are made based upon contract prices. Any losses anticipated on fixed price contracts are provided for currently. Sales are recorded net of sales returns, allowances and discounts.

Deferred Revenue represents prepayments from customers and will be recognized as revenue when the products are shipped.

Short-Term Investments

The Company has $1,000,000 in short term investments at November 30, 2009. Short-term investments historically include certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity. All held-to maturity securities mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company provides an allowance for obsolete and overstocked inventory. The allowance is based on the usage of inventory over a three year period.

Income Taxes

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

The Company assesses long-lived assets for impairment under ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

Repairs and maintenance are charged against income when incurred. Improvements, which extend the useful life of property, plant, and equipment, are capitalized.

Research and Development Costs

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares. During 2009 and 2008, the Company had no dilutive potential common stock.

Use of Estimates

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

3.     NOTES PAYABLE TO BANKS:

The Company currently has an existing line of credit with a Texas banking institution. The line of credit agreement provides the Company with up to $3,000,000 for normal operation of the Company. The interest rate on any borrowings against this credit agreement is equal to the prime rate less ¼%. The line of credit requires the Company to maintain certain financial ratios, including quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities-to-tangible-net-worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

4.     RELATED PARTIES:

The Company leases a building from the Company’s former Chairman of the Board of Directors. Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building’s value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $45,000 for the fiscal year ended November 30, 2009 and $44,000 in 2008. The lease was renewed for three (3) years, July 2007 to June 2010 at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Glast, Phillips & Murray, P.C. serves as the Company’s legal counsel. Mr. James K. Murphey, a director and member of the Company’s audit committee, is a member of Glast, Phillips & Murray, P.C. Glast, Phillips & Murray, P.C. were paid $17,800 in 2009 and $8,300 in 2008.

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $6,100 in 2009 and $6,500 in 2008.

Effective May 13, 2003, the Company’s Board of Directors approved the formation of an audit committee composed of the members of the Board. It is possible that the members of the audit committee may resign from the committee if future Securities and Exchange Commission rules establish the criteria that such individuals must be independent, due to their relationships with the Company. The Board of Directors held five (5) board meetings during the year ended November 30, 2009. Directors (excluding Mark King) received a fee of $1,500 for each meeting. The Audit Committee held four (4) meetings during the year ended November 30, 2009. Members of the Audit Committee (excluding Mark King) received a fee of $750 for each meeting.

5.     PRODUCT WARRANTIES:

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

Warranty expense to repair or replace products in 2009 and 2008, was $87,300 and $62,700, respectively.

6.     LEASE COMMITMENTS:

Rent expense for the years ended November 30, 2009 and 2008, was $45,000 and $44,000, respectively.

The Company’s future minimum lease payments under non-cancellable operating leases (including the related party lease described in note 4) for office and manufacturing space with remaining terms in excess of one year are:

2010	$46,000
2011	$27,000

7.     EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company and expensed were approximately $219,000 in 2009 and $210,000 in 2008. Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post retirement benefits to its employees at this time.

8.     NEW ACCOUNTING STANDARDS

In September 2009, the Financial Accounting Standards Board (FASB) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 and their adoption did not have a material impact on the Company's financial statements.

9. INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:
	2009	2008
Current Provision:
Federal	$685,000	$950,000
State	80,000	72,000
	765,000	1,022,000
Deferred federal tax expense	(316,000)	8,000

Total	$449,000	$1,030,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2009	2008
Tax at 34% statutory rate	$430,000	$1,002,000
State income taxes, net of federal benefit	53,000	47,000
Section 199 Adjustment	(50,000)	(60,000)
Deferred tax impact of effective tax rate change	--	47,000
Permanent differences and other	16,000	(6,000)

Income tax provision	$449,000	$1,030,000

The components of deferred tax assets and liabilities were as follows:

	November 30, 2009	November 30, 2008
Current Deferred Taxes -
Allowance for doubtful accounts	$--	$30,000
Inventory	486,000	441,000
Deferred revenue	532,000	111,000
Other accrued liabilities	51,000	49,000
Net current deferred tax asset	1,069,000	632,000

Non-current Deferred Taxes Liability
Depreciation	(218,000)	(97,000)

Net deferred taxes	$851,000	$535,000

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

10.     SIGNIFICANT CUSTOMER INFORMATION:

The Company’s primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies. Sales to primary contractors for defense and space related contracts accounted for 71% of total sales in 2009 and 68% of total sales in 2008. One customer accounted for 13% of the Company’s sales during 2009 and no customer accounted for 10% of the Company’s sales during 2008.

11.     SHAREHOLDERS’ EQUITY:

On November 30, 2009, there were approximately 500 shareholders of record of the Company’s common stock, of which some cannot be located. The Company’s majority shareholder, Mr. Heinz-Werner Hempel, established a partnership organized under the laws of Germany which owns 1,952,577 shares or 75.7% of the outstanding voting shares. Mr. Hempel through the partnership has the ability to control the election of the Company’s Board of Directors and elect individuals who may be more sympathetic to such majority shareholders’ desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders

On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009. The dividend payment was paid to shareholders on February 9, 2009.

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the Stock Plan). As of November 30, 2009, there were 500,000 options available to be granted; however, no options had been granted at year-end.

12.     SUBSEQUENT EVENTS

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 25, 2010. It is anticipated that this dividend will be paid to the Company’s shareholders on or about February 17, 2010.

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure through February 16, 2010.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) as of the end of the period covered by this Annual Report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation.

Management of Micropac Industries, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30. 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 30. 2009.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2010 Annual Meeting of Stockholders, as set forth below. The 2010 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 17, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the 2010 Proxy Statement under the headings “Election of Directors”, and “Principal Stockholders and Stockholdings of Management”, is incorporated herein by reference.

		Position(s) With
Name	Age	the Company	Director Since

Patrick S. Cefalu	52	CFO, Executive Vice President

H. Kent Hearn	73	Director and Member of Audit
		Committee	February 1983

Heinz-Werner Hempel	81	Director and Member of Audit
		Committee	February 1997

Mark King	55	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	November 2005

James K. Murphey	67	Member of Audit Committee
		and Board of Directors and Secretary	March 1990

Eugene Robinson	70	Director, and
		Member of Audit Committee	October 2008

Connie Wood	70	Director, and
		Member of Audit Committee	February 2002

Mr. Hearn is retired. Mr. Hearn was formerly employed as a stockbroker by Milkie/Ferguson Investments, Inc.

Mr. Hempel is the Chief Operating Officer of Hanseatische Waren-Gesellschaft MBH & Co, KG, Bremen, Germany.

Mr. King is the current President and Chief Executive of the Company. Prior to November 2002, Mr. King was the President and Chief Operating Officer of Lucas Benning Power Electronics. Mr. King joined the Company in November of 2002, and was elected Chief Executive Officer, President and Director in October 2005.

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

Ms. Wood served as the Company’s Chief Executive Officer and President of the Company until her retirement in January 2006.

The Board of Directors held five (5) board meetings during the year ended November 2009. Directors received a fee of $1,500.00 other than Mr. King for each meeting attended during the year ended November 2009. Beginning on December 1, 2005, the Board agreed to pay an annual retainer of $10,000 to Mr. Hearn, Mr. Robinson and Ms. Wood. Ms. Wood, Mr. Hearn, Mr. Robinson and Mr. Murphey attended all of the meetings. Mr. Hempel attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2009. Members of the Audit Committee received a fee of $750.00 for each meeting attended during the year ended November 2009. Mr. King did not receive any payments for attending meetings of the Audit Committee. Mrs. Wood and Messrs Murphey, Robinson, and Hearn attended all of the meetings. Mr. Hempel attended one (1) of the meetings.

With the exception of Mr. Hearn and Mr. Robinson, members of the Audit Committee are not considered independent members under applicable United States statutes.

The Board of Directors does not have nominating or compensation committee or committees performing similar functions. The Board of Directors formed an audit committee on May 13, 2002. The members of the Audit Committee operate pursuant to a charter developed by the Board of Directors.

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

The Audit Committee has received the written disclosures and the report from the independent accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accounts’ independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2009, for filing with the Securities and Exchange Commission.

Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. It is not the duty of the Audit Committee to conduct audits to determine that the Company’s financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States. Those responsibilities belong to management of the Company. In giving its recommendations, the Audit Committee considered (a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States, and (b) the report of the Company’s independent auditors with respect to such financial statements.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

Item 11.	Executive Compensation

The information set forth in the 2010 Proxy Statement under the heading “Management Remuneration and Transactions”, is incorporated herein by reference.

The following table shows as of November 30, 2009, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2009.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.

     Annual Compensation

				Other	All Other
Name and		Annual		Annual	Compensation
Principal Position	Year	Salary	Bonus	Compensation	(a)

Mark King,	2009	$246,716	$25,200	-0-	$21,626
President and	2008	$239,250	$21,800	-0-	$15,031
Chief Executive Officer (1)	2007	$232,641	$20,000	-0-	$25,452

Patrick Cefalu,	2009	$144,133	$25,200	-0-	$8,907
Vice President and	2008	$133,208	$21,800	-0-	$6,118
Chief Financial Officer	2007	$123,161	$20,000	-0-	$11,978

(a)

Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years. In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000. In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for a term of three (3) years with annual increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 month’s salary as severance payments.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans. During the fiscal year ended November 30, 2009, Mr. King received $7,826.17 and Mr. Cefalu received $8,907.29 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2009, the Company made contributions to the Plan for Mr. King in the amount of $13,800.02 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. In 2009, Mr. King and Mr. Cefalu did not receive any unused vacation which is included in the “All Other Compensation” column shown in the preceding remuneration table

On January 15 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan. To date, no options have been granted under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the 2010 Proxy Statement under the heading “Principal Stockholders and Stockholdings of Management” is incorporated herein by reference.

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)

Patrick Cefalu	0	0%
8706 Arborside
Rowlett, Texas 75089

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%
Hanseatische Waren-Gesellschaft
MBH & Co., KG
Am Wall 127
28195 Bremen 1 Germany

H. Kent Hearn (3)	3,500	Less than .2%
1409 Briar Hollow
Garland, Texas 75043

Mark King (3)	4,200	Less than .2%
2905 Wyndham Ln.
Richardson, TX 75082

James K. Murphey (3)	0	0%
2290 One Galleria Tower
13355 Noel Road, L.B.75
Dallas, Texas 75240

Eugene Robinson (3)	0	0%
1200 Lake Pointe Circle
McKinney, Texas 75070

Connie Wood (3)	6,000	Less than .2%
877 FM 2948
Como, Texas 75431

All officers and directors	1,966,277	76.3%
as a group (7 Persons)

_______________________

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

(4)     Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the 2010 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein by reference.

The Company leases a building from the Company’s former Chairman of the Board of Directors. Since 1980, the Company has leased a 4,800 square-foot building from Mr. Nadolsky which is used primarily for manufacturing. The lease originally provided for a monthly rental of $1,900 (an amount based upon a January 1984, independent appraisal of the building’s value) and was to have expired on January 1, 1987. Since 1987, the Company has extended the term of this lease from time to time. The rental paid to Mr. Nadolsky pursuant to this lease was $45,000 for the fiscal year ended November 30, 2009. The lease was renewed for three (3) years, July 2007 to June 2010, at the same rental rate provided for in the previous lease subject to increase based upon increases in the Consumer Price Index.

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $6,100 in 2009.

Item 14.	Principal Accounting Fees and Services

The information set forth in the 2010 Proxy Statement under the heading “Independent Public Accountants” and “Audit Fees” is incorporated herein by reference.

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2009.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

KPMG LLP fees for professional services for the audit of the Company’s financial statements for 2009 and the review of the interim financial statements included in the Quarterly Reports was $115,000 and for the audit of the Company’s financial statements for 2008 and the review of the interim financial statements included in the Quarterly Reports was $108,500.

TAX FEES

In addition to the audit fees, KPMG LLP fees for tax advisory and 2008 tax return preparation services were $29,000 and 2007 tax return preparation services were $32,500.

ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requests that KPMG LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG LLP in advance of performing such services. The Audit Committee approves all KPMG LLP tax return preparation in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)	Form 8K –

Effective October 10, 2007, the Company’s majority shareholder, Mr. Heinz-Werner Hempel, transferred all of the shares of the Company’s common stock, $.10 par value and consisting of 1,952,577 shares to Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts. This Partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and retains the sole voting and management control. His son and daughter each own 0.01% in this Partnership. On December 19, 2007, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share dividend to all shareholders of record on January 25, 2008. The dividend payment was paid to shareholders on February 8, 2008.

On January 23, 2008, Mr. Nadolsky announced his plan not to run for re-election as a Director and Chairman of the Board of Micropac Industries, Inc. (the Company) due to health reasons. Mr. Nadolsky continued to serve in such positions until the Company’s Annual Shareholder Meeting held on March 7, 2008.

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
Patrick Cefalu, CFO and
Principal Accounting Officer

Dated: 02/17/2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/17/2010.

/s/ Connie Wood	/s/ H. K. Hearn
Connie Wood, Director	H. Kent Hearn, Director

/s/ J. K. Murphey	/s/ Heinz-Werner Hempel
James K. Murphey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Mark W. King
Eugene Robinson, Director	Mark King, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2009

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