Form 10-Q
period 2010-02-27
MICROPAC INDUSTRIES INC
filed 2010-04-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2010
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including Area Code	(972) 272-3571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 12, 2010 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 27, 2010

INDEX

PART I  -   FINANCIAL INFORMATION

ITEM 1 -     FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 27, 2010 (unaudited) and November 30, 2009
Condensed Statements of Operations for the three months ended February 27, 2010 and February 28, 2009 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 27, 2010 and February 28, 2009 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 -	CONTROLS AND PROCEDURES

PART II   -OTHER INFORMATION

ITEM 1 -     LEGAL PROCEEDINGS
ITEM 2 -     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES
ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 -     OTHER INFORMATION
ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
CURRENT ASSETS	02/27/10	11/30/09

Cash and cash equivalents	$5,684	$6,802
Short-term investment	1,000	1,000
Accounts Receivable	3,162	2,364
Inventories:
Raw materials	3,228	2,785
Work-in process	2,887	2,728
Total Inventories	6,115	5,513
Prepaid expenses and other current assets	202	130
Deferred income tax	1,069	1,069
Total current assets	17,232	16,878

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	882	882
Machinery and equipment	6,723	6,571
Furniture and fixtures	623	623
Total property, plant, and equipment	8,806	8,654
Less accumulated depreciation	(7,386)	(7,324)
Net property, plant, and equipment	1,420	1,330
Total assets	$18,652	$18,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,055	$713
Accrued compensation	358	481
Other accrued liabilities	204	193
Deferred revenue	1,251	1,524
Income taxes payable	305	45
Total current liabilities	3,173	2,956

DEFERRED INCOME TAXES	218	218

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 27, 2010 and November 30, 2009	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	15,318	15,091

Total shareholders’ equity	15,261	15,034

Total liabilities and shareholders’ equity	$18,652	$18,208

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Statement of Operations For the three months ended
	02/27/10	02/28/09

NET SALES	$4,576	$4,862

COST AND EXPENSES:

Cost of goods sold	(2,824)	(3,372)

Research and development	(147)	(81)

Selling, general & administrative expenses	(928)	(824)

Total cost and expenses	(3,899)	(4,277)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	677	585

Interest and other income	81	14

INCOME BEFORE TAXES	$758 8	$599 8

Provision for taxes	(273)	(216)

NET INCOME	$485	$383
NET INCOME PER SHARE, BASIC AND DILUTED	$0.19	$0.15

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For three months ended
	2/27/10	2/28/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$485	$383
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	62	63
Changes in certain current assets and liabilities:
(Increase)decrease in accounts receivable	(798)	686
(Increase)decrease in inventories	(602)	2
(Increase)decrease in prepaid expenses and other current assets	(72)	62
Decrease in deferred revenue	(273)	(1)
Increase(decrease) in accounts payable	342	(386)
Decrease in accrued compensation	(123)	(279)
Increase(decrease) in other accrued liabilities	11	(136)
Increase in income taxes payable	260	216

Net cash provided by (used in) operating activities	(708)	610

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(152)	(105)

Net cash used in investing activities	(152)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,118)	247

Cash and Cash Equivalents at beginning of period	6,802	6,522

Cash and Cash Equivalents at end of period	$5,684	$6,769

Supplemental Cash Flow Disclosure

Cash paid for income taxes	$13	$0

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 27, 2010, the cash flows for the three months ended February 27, 2010 and February 28, 2009, and the results of operations for the three months ended February 27, 2010 and February 28, 2009. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Note 3 RELATED PARTY TRANSACTIONS

Mr. Eugene Robinson, a director of the Company and member of the Company’s audit committee, provides advisory services to the Company.  Mr. Robinson did not receive any advisory fees in the first quarter of 2010 and received $2,500 in the first quarter of 2009.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 5 COMMITMENTS

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two years.  The interest rate is equal to the prime rate less ¼%.  The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 27, 2010 and February 28, 2009, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS’ EQUITY

On January 12, 2009, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009.  The dividend payment was paid to shareholders on February 9, 2009.

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for all shareholders of record on January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

Note 8 SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

MICROPAC INDUSTRIES, INC.
(Unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Micropac Industries, Inc. (the “Company”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.  The Company’s products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items.

The Company’s facilities are certified and qualified by Defense Supply Center Columbus (DSCC) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

The Company’s core technology is the packaging and interconnect of miniature electronic components, utilizing thick film and thin film substrates, and forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations
	Three months ended
	2/27/2010	2/28/2009
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.7%	69.4%
Research and development	3.2%	1.7%
Selling, general & administrative expenses	20.3%	16.9%
Total cost and expenses	85.2%	88.0%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	14.8%	12.0%

Interest and other income	1.8%	0.3%

INCOME BEFORE TAXES	16.6%	12.3%

Provision for taxes	6.0%	4.4%

NET INCOME	10.6%	7.9%

Sales for the first quarter ended February 27, 2010 totaled $4,576,000. Sales for the first quarter decreased 5.9% or $286,000 below sales for the same period of 2009. Sales were 13% in the commercial market, 64% in the military market, and 23% in the space market compared to 14% in the commercial market, 55% in the military market, and 31% in the space market for the same period of 2009. The major decrease in sales was with the space level power management products sold to various customers.

Two customers accounted for 15% and 12% of the Company’s sales for the first quarter of 2010 while three different customers accounted for 15%, 11% and 10% of the Company’s sales for the first quarter of 2009.

Cost of goods sold for the first quarter 2010 versus 2009 totaled 61.7% and 69.4% of net sales.  The decrease in cost of goods sold as a percent of sales resulted from a change in product mix and a decrease in employees. Cost of goods sold dollars decreased $548,000 in the first quarter of 2010, compared to 2009 with a decrease in material cost of $171,000, labor cost of $72,000, and overhead cost of $305,000 associated with the decrease in sales of space level products. The average number of employees decreased by 15 to 130 employees in the first quarter of 2010 compared to 145 employees for the same quarter of 2009.

Research and development cost increased $66,000 for the first quarter of 2010 compared to the same period of 2009. The research and development expenditures were associated with continued development of power management products, high temperature products, and test equipment.

Selling, general and administrative expenses for the first quarter of 2010 totaled 20.3% of net sales, compared to 16.9% for the same period in 2009. Selling, general and administrative expenses increased $104,000 in the first quarter of 2010, compared to 2009. The majority of the increase was associated with increased salaries with the addition of two sales and marketing employees.

Interest income decreased $12,000 for the first quarter of 2010 compared to the same period in 2009. The decrease is attributable to lower yields on the company’s money market investments associated with the current economic and banking conditions.

Other income increased $79,000 from a gain on the sale of obsolete inventory.

Provisions for taxes increased $57,000 for the first quarter of 2010 compared to the same period in 2009. The estimated effective tax rate was 36% for first quarters of 2010 and 2009.

Net income in the first quarter of 2010 totaled $485,000 compared to $383,000 for the comparable period in 2009. Net income per share totaled $.19 and $.15 for the comparable three months of 2010 and 2009, respectively.

Inventories totaled $6,115,000 at the end of the first quarter 2010 compared to $5,513,000 on November 30, 2009, an increase of $602,000.  Raw materials inventories including supplies increased $443,000 since November 30, 2009, while work-in process inventories increased $159,000. The increase in raw materials is associated with the purchase of long lead material to support the current backlog of space level products.

Shareholders’ equity increased $227,000 in the first three months of 2010 with net income of $485,000 offset by the dividend payment of $258,000.

Liquidity and Capital Resources

Cash and short-term investments as of February 27, 2010 totaled $6,684,000 compared to $7,802,000 on November 30, 2009 a decrease of $1,118,000.  The decrease in cash and short-term investments is attributable to $708,000 net use of cash from operations, the payment of a cash dividend of $258,000 and the investment of $152,000 in equipment and facility improvements.

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank for a term of two years.  The interest rate is equal to the prime rate less ¼%.  The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs for at least the next twelve months.

Outlook

New orders for the first quarter of 2010 totaled $4,614,000 compared to $3,976,000 for the comparable period of 2009.

Backlog totaled $13,738,000 on February 27, 2010 compared to $7,841,000 as of February 28, 2009.

The increase in new orders and backlog is primarily attributable to higher orders for the Company’s space level products.  The majority of the backlog is shippable in the next twelve (12) months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,806,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of February 27, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 27, 2010.

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

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for all shareholders of record on January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

April 12, 2010	/s/ Mark King
Date	Mark King Chief Executive Officer

April 12, 2010	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer