Form 10-Q
period 2010-05-29
MICROPAC INDUSTRIES INC
filed 2010-07-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010
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

On July 12, 2010 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 29, 2010

INDEX

PART I  -   FINANCIAL INFORMATION

ITEM 1 -     FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 29, 2010 (unaudited) and November 30, 2009
Condensed Statements of Operations for the three months ended May 29, 2010 and May 30, 2009 (unaudited)
Condensed Statements of Cash Flows for the three months ended May 29, 2010 and May 30, 2009 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 -	CONTROLS AND PROCEDURES

PART II   -OTHER INFORMATION

ITEM 1 -     LEGAL PROCEEDINGS
ITEM 1A    RISK FACTORS
ITEM 2 -     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES
ITEM 4 -     RESERVED
ITEM 5 -     OTHER INFORMATION
ITEM 6 -     EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	(Unaudited)
CURRENT ASSETS	05/29/10	11/30/09

Cash and cash equivalents	$6,218	$6,802
Short-term investment	1,000	1,000
Accounts receivable	2,886	2,364
Inventories:
Raw materials	1,984	2,785
Work-in process	3,787	2,728
Total Inventories	5,771	5,513
Prepaid expenses and other current assets	229	130
Deferred income tax	1,069	1,069
Total current assets	17,173	16,878

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	882	882
Machinery and equipment	6,831	6,571
Furniture and fixtures	632	623
Total property, plant, and equipment	8,923	8,654
Less accumulated depreciation	(7,453)	(7,324)
Net property, plant, and equipment	1,470	1,330
Total assets	$18,643	$18,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$727	$713
Accrued compensation	476	481
Other accrued liabilities	138	193
Deferred revenue	792	1,524
Income taxes payable	354	45
Total current liabilities	2,487	2,956

DEFERRED INCOME TAXES	218	218

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 29, 2010 and November 30, 2009	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	15,995	15,091

Total shareholders’ equity	15,938	15,034

Total liabilities and shareholders’ equity	$18,643	$18,208

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	For the three months ended		For the six months ended
	05/29/10	05/30/09	05/29/10	05/30/09

NET SALES	$5,788	$4,625	$10,364	$9,487

COST AND EXPENSES:

Cost of goods sold	(3,611)	(3,334)	(6,435)	(6,706)

Research and development	(116)	(154)	(263)	(235)

Selling, general & administrative expenses	(1,011)	(869)	(1,939)	(1,693)

Total cost and expenses	(4,738)	(4,357)	(8,637)	(8,634)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	1,050	268	1,727	853

Interest and other income	7	8	88	22

INCOME BEFORE TAXES	$1,057	$276	$1,815	$875

Provision for taxes	(380)	(99)	(653)	(315)

NET INCOME	$677	$177	$1,162	$560
NET INCOME PER SHARE, BASIC AND DILUTED	$.26	$.07	$.45	$.22

DIVIDENDS PER SHARE	$0	$0	$.10	$.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For six months ended
	5/29/10	5/30/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,162	$560
Adjustments to reconcile net income to
cash provided by (used in) operating activities:
Depreciation and amortization	129	128

Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(522)	872
(Increase) decrease in inventories	(258)	140
(Increase) decrease in prepaid expenses and other current assets	(99)	52
(Decrease) increase in deferred revenue	(732)	213
Increase (decrease) in accounts payable	14	(546)
Decrease in accrued compensation	(5)	(241)
Decrease in other accrued liabilities	(55)	(161)
Increase in income taxes payable	309	153

Net cash provided by (used in) operating activities	(57)	1,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(269)	(139)

Net cash used in investing activities	(269)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(584)	773

Cash and Cash Equivalents at beginning of period	6,802	6,522

Cash and Cash Equivalents at end of period	$6,218	$7,295

Supplemental Cash Flow Disclosure

Cash paid for income taxes	$342	$162

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 BASIS OF PRESENTATION

Business Description

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

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film and thin film substrates, and forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 29, 2010, the cash flows for the six months ended May 29, 2010 and May 30, 2009, and the results of operations for the three months and six months ended May 29, 2010 and May 30, 2009. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Note 3 RELATED PARTY TRANSACTIONS

Glast, Phillips & Murray, P.C. serves as the Company’s legal counsel. Mr. James K. Murphey, a director and member of the Company’s audit committee, is a member of Glast, Phillips & Murray, P.C.  Glast, Phillips & Murray, P.C. has been paid $13,443.00 for the first six months of 2010 and $10,600 for the first six months of 2009.

Mr. Eugene Robinson, a director of the Company and member of the Company’s audit committee, provides advisory services to the Company.  Mr. Robinson received $1,800 in advisory fees for the first six months  of 2010 and received $2,500 in the first six months of  2009.

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

On June 1, 2010 the Company renewed an uncollateralized $6,000,000 line of credit agreement with a bank for a term of one year. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six months ended May 29, 2010 and May 30, 2009, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS’ EQUITY

On January 12, 2009, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009.  The dividend was paid to shareholders on February 9, 2009.

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for all shareholders of record on January 25, 2010.  The dividend was paid to shareholders on February 17, 2010.

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

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film and thin film substrates, and forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations

	Three months ended		Six months ended
	5/29/2010	5/30/2009	5/29/2010	5/30/2009
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	62.4%	72.1%	62.1%	70.7%
Research and development	2.0%	3.3%	2.5%	2.5%
Selling, general & administrative expenses	17.5%	18.8%	18.7%	17.8%
Total cost and expenses	81.9%	94.2%	83.3%	91.0%

OPERATING INCOME BEFORE INTEREST	18.1%	5.8%	16.7%	9.0%
AND INCOME TAXES

Interest income	.2%	.2%	.8%	.2%

INCOME BEFORE TAXES	18.3%	6.0%	17.5%	9.2%

Provision for taxes	6.6%	2.1%	6.3%	3.3%

NET INCOME	11.7%	3.9%	11.2%	5.9%

Sales for the three and six month periods ended May 29, 2010 totaled $5,788,000 and $10,364,000, respectively.  Sales for the second quarter increased 25.1% or $1,163,000 above sales for the same period of 2009, while sales for the first six months of 2010 increased 9.2% or $877,000 above the first six months of 2009. Sales were 14% in the commercial market, 55% in the military market, and 31% in the space market for the six months ending May 29, 2010. The major increase in sales was associated with an increase in demand of the microcircuit space level products and one custom optoelectronics product.

One customer accounted for 26% and 17% of the Company’s sales for the three and six month periods ended May 29, 2010, respectively. One customer accounted for 12% of the Company’s sales for the second quarter of 2009 and three customers accounted for 13%, 12% and 11% of the Company’s sales for the first six months of 2009.

Cost of goods sold for the second quarter 2010 versus 2009 totaled 62.4% and 72.1% of net sales, respectively, while cost of goods sold for the six months ended May 29, 2010 versus May 30, 2009 totaled 62.1% and 70.7%, respectively.  The decrease in cost of goods sold as a percentage of sales is attributable to changes in product mix.

Research and development cost decreased $38,000 for the second quarter 2010 versus 2009 and increased $28,000 for the first six months of 2010 compared to the same period of 2009. The research and development expenditures were associated with continued development of power management products, high temperature products, and test equipment.

Selling, general and administrative expenses for the second quarter and first six months of 2010 totaled 17.5% and 18.7% of net sales, respectively, compared to 18.8% and 17.8% for the same periods in 2009. In actual dollars expensed, selling, general and administrative expenses increased $142,000 for the second quarter and $246,000 for the first six months of 2010 compared to the same periods in 2009. The increase is associated with higher salary and wages and employee related cost and an increase in commission expense driven by the increase in sales.

Interest income decreased $3,000 for the second quarter of 2010 compared to the same period in 2009. For the first six months of 2010 interest income decreased $17,000 for the same period of 2009. The decrease is attributable to lower yields on the company’s money market investments associated with the current economic and banking conditions.

For the first six months of 2010 other income included a $79,000 gain from the sale of obsolete inventory.

Provisions for taxes increased $281,000 for the second quarter and $338,000 for the first six months of 2010 compared to the same periods in 2009. The estimated effective tax rate was 36% for 2010 and 2009.

Accounts receivable, net totaled $2,886,000 as of May 29, 2010 and represents an increase of $522,000 since November 30, 2009, due to the increase in sales. Day’s sales outstanding were 45 days at May 29, 2010 compared to 48 days at November 30, 2009.

Inventories totaled $5,771,000 at May 29, 2010 compared to $5,513,000 on November 30, 2009, an increase of $258,000. Raw materials inventory decreased $801,000 since November 30, 2009, while work-in process inventories increased $1,059,000. These inventory movements are associated with the manufacturing of the current backlog of space level products.

Liquidity and Capital Resources

On June 1, 2008 the Company renewed an uncollateralized $3,000,000 line of credit agreement with a bank.  The interest rate is equal to the prime rate less ¼%.  The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000, and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the second quarter and year-to-date 2010 totaled $4,612,000 and $10,033,000, respectively, compared to $4,285,000 and $7,298,000 for the comparable periods of 2009 or an increase of 7.6% and 37.5%, respectively. The increase in new orders is associated with higher orders for one custom optoelectronic product and various space level microcircuits.

Backlog totaled $13,417,000 on May 29, 2010 compared to $7,502,000 as of May 30, 2009 and $14,102,000 on November 30, 2009. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company’s products and technologies with 9% in the commercial market, 43% in the military market, and 48% in the space market compared to 7% in the commercial market, 59% in the military market, and 34% in the space market at May 30, 2009.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of May 29, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 29, 2010.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended May 29, 2010 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

July 13, 2010	By:	/s/ Mark King
Date		Mark King
Chief Executive Officer

July 13, 2010	By:	/s/ Patrick Cefalu
Date		Patrick Cefalu
Chief Financial Officer