Form 10-Q
period 2010-08-28
MICROPAC INDUSTRIES INC
filed 2010-10-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010
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

On October 11, 2010 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 28, 2010

INDEX

PART I  - FINANCIAL INFORMATION

ITEM 1 -     FINANCIAL STATEMENTS

   Condensed Balance Sheets as of August 28, 2010 (unaudited) and November 30, 2009
   Condensed Statements of Operations for the three and nine months ended August 28, 2010 and August 29, 2009 (unaudited)
   Condensed Statements of Cash Flows for the nine months ended August 28, 2010 and August 29, 2009 (unaudited)
   Notes to Condensed Financial Statements (unaudited)

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

ITEM 1 -     LEGAL PROCEEDINGS
ITEM 1A    RISK FACTORS
ITEM 2 -     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES
ITEM 4 -     RESERVED
ITEM 5 -     OTHER INFORMATION
ITEM 6 -     EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	(Unaudited)
CURRENT ASSETS	08/28/10	11/30/09

Cash and cash equivalents	$7,399	$6,802
Short-term investment	1,000	1,000
Receivables	3,772	2,364
Inventories:
Raw materials	2,429	2,785
Work-in process	2,778	2,728
Total inventories	5,207	5,513
Prepaid expenses and other current assets	262	130
Deferred income tax	1,069	1,069
Total current assets	18,709	16,878

PROPERTY, PLANT AND EQUIPMENT:
Land	80	80
Buildings	498	498
Facility improvements	882	882
Machinery and equipment	6,917	6,571
Furniture and fixtures	632	623
Total property, plant, and equipment	9,009	8,654
Less accumulated depreciation	(7,523)	(7,324)
Net property, plant, and equipment	1,486	1,330
Total assets	$20,195	$18,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,069	$713
Accrued compensation	642	481
Other accrued liabilities	464	193
Deferred revenue	577	1,524
Income taxes payable	399	45
Total current liabilities	3,151	2,956

DEFERRED INCOME TAXES	218	218

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 28, 2010 and November 30, 2009	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	16,883	15,091

Total shareholders’ equity	16,826	15,034

Total liabilities and shareholders’ equity	$20,195	$18,208

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	For the three months ended		For the nine months ended
	08/28/10	08/29/09	08/28/10	08/29/09

NET SALES	$7,142	$3,812	$17,506	$13,299

COST AND EXPENSES:

Cost of goods sold	(4,639)	(2,763)	(11,074)	(9,469)

Research and development	(93)	(165)	(356)	(400)

Selling, general & administrative expenses	(1,036)	(872)	(2,975)	(2,565)

Total cost and expenses	(5,768)	(3,800)	(14,405)	(12,434)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	1,374	12	3,101	865

Interest and other income	14	36	102	58

INCOME BEFORE TAXES	1,388	48	3,203	923

Provision for taxes	(500)	(17)	(1,153)	(332)

NET INCOME	$888	$31	$2,050	$591
NET INCOME PER SHARE, BASIC AND DILUTED	$0.34	$0.01	$0.80	$0.23

DIVIDENDS PER SHARE	$0.00	$0.00	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the nine months ended
	8/28/10	8/29/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,050	$591
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	199	192
Changes in current assets and liabilities:
Accounts receivable	(1,408)	266
Inventories	306	(617)
Prepaid expense and other current assets	(132)	46
Deferred revenue	(947)	977
Accounts payable	356	(227)
Accrued compensation	161	(249)
Other accrued liabilities	271	(143)
Income taxes payable	354	(12)

Net cash provided by operating activities	1,210	824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	0	(1,000)
Additions to property, plant and equipment	(355)	(176)

Net cash used in investing activities	(355)	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	597	(610)

Cash and Cash Equivalents at beginning of period	6,802	6,522

Cash and Cash Equivalents at end of period	$7,399	$5,912

Supplemental Cash Flow Disclosure

Cash paid for income taxes	$799	$345

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 28, 2010, the cash flows for the nine months ended August 28, 2010 and August 29, 2009, and the results of operations for the three months and nine months ended August 28, 2010 and August 29, 2009. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Repairs and maintenance are charged to expense when incurred. Improvements which extend the useful life of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Note 3 RELATED PARTY TRANSACTIONS

Glast, Phillips & Murray, P.C. serves as the Company’s legal counsel. Mr. James K. Murphey, a director and member of the Company’s audit committee, is a member of Glast, Phillips & Murray, P.C.  Glast, Phillips & Murray, P.C. has been paid $14,443 for the first nine months of 2010 and $17,051 for the first nine months of 2009. Mr. Murphey retired as a director and member of the audit committee on August 3, 2010.

Mr. Eugene Robinson, a director of the Company and member of the Company’s audit committee, provides advisory services to the Company.  Mr. Robinson received $1,800 in advisory fees for the first nine months of 2010 and received $6,250 in the first nine months of 2009.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 5 COMMITMENTS

 On June 1, 2010, the Company renewed and increased an uncollateralized $6,000,000 revolving line of credit agreement to finance general corporate purposes including business acquisitions with a bank for a term of one year. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 28, 2010 and August 29, 2009, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Nine months ended
	8/28/2010	8/29/2009	8/28/2010	8/29/2009
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	65.0%	72.5%	63.3%	71.2%
Research and development	1.3%	4.3%	2.0%	3.0%
Selling, general & administrative expenses	14.5%	22.9%	17.0%	19.3%
Total cost and expenses	80.8%	99.7%	82.3%	93.5%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	19.2%	0.3%	17.7%	6.5%

Interest and other income	0.2%	0.9%	0.6%	0.4%

INCOME BEFORE TAXES	19.4%	1.2%	18.3%	6.9%

Provision for taxes	7.0%	0.4%	6.6%	2.5%

NET INCOME	12.4%	0.8%	11.7%	4.4%

Sales for the third quarter of 2010 increased 87.4% or $3,330,000 above sales for the same period of 2009, while sales for the first nine months of 2010 increased 31.6% or $4,207,000 above the first nine months of 2009. Sales were 13% in the commercial market, 47% in the military market, and 40% in the space market for the nine months ending August 28, 2010 compared to 12% in the commercial market, 50% in the military market, and 38% in the space market for the nine months ending August 29, 2009.

One customer accounted for 33% and 23% of the Company’s sales for the three and nine month periods ended August 28, 2010, respectively. Two customers accounted for 36% and 15% of the Company’s sales for the third quarter of 2009 and two customers accounted for 20% and 11% of the Company’s sales for the first nine months of 2009.

The major increase in sales was associated with an increase in demand for the microcircuit space level products and a new order from one customer on the next build of a custom optoelectronics product.

Cost of goods sold for the third quarter 2010 versus 2009 totaled 65.0% and 72.5% of net sales, respectively, while cost of goods sold for the nine months ended August 28, 2010 versus August 29, 2009 totaled 63.3% and 71.2%, respectively.  The cost of goods sold decrease as a percentage of revenue is attributable to higher sales volume combined with stable overhead cost and changes in product mix of custom optoelectronic products and space level sales. Management expects cost of goods as a percent of sales to be constant in the fourth quarter of 2010 with an expected similar product mix.

Research and development cost decreased $72,000 for the third quarter 2010 versus 2009 and decreased $44,000 for the first nine months of 2010 compared to the same period of 2009. The research and development expenditures were associated with continued development of high temperature products, solid state power controllers, and test equipment. Internally funded development cost decreased in third quarter and year to date, based on engineering efforts required to support customer funded development of products for new contracts.

Selling, general and administrative expenses increased $410,000 for the first nine months of 2010 versus 2009. The major increase was in commission expense associated with higher sales, and an increase in salary and wages with the addition of a sales director and inside sales manager.

For the first nine months of 2010 interest income decreased $16,000 compared to the same period of 2009. The decrease is attributable to lower yields on the company’s money market investments associated with the current economic and banking conditions.

For the first nine months of 2010 other income included a $79,000 gain from the sale of obsolete inventory.

Provisions for taxes increased $483,000 for the third quarter and $821,000 for the first nine months of 2010 compared to the same periods in 2009. The estimated effective tax rate was 36% for 2010 and 2009.

Accounts receivable, net totaled $3,772,000 as of August 28, 2010 and represents an increase of $1,408,000 since November 30, 2009, due to the increase in sales.

Inventories totaled $5,207,000 at August 28, 2010 compared to $5,513,000 on November 30, 2009, a decrease of $306,000. Raw materials inventory decreased $356,000 since November 30, 2009, while work-in process inventories increased $50,000. These inventory movements are associated with the manufacturing of the current backlog of space level products.

Liquidity and Capital Resources

On June 1, 2010, the Company renewed and increased an uncollateralized $6,000,000 revolving line of credit agreement to finance general corporate purposes including business acquisitions with a bank for a term of one year. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.

The Company expects to generate adequate amounts of cash from the sale of products and services and the collection thereof to meet its liquidity needs.

Outlook

New orders for the third quarter and year-to-date 2010 totaled $4,636,000 and $14,635,000, respectively, compared to $7,746,000 and $15,044,000 for the comparable periods of 2009, or a decrease of 40.1% and  2.7%, respectively. The decrease in new orders from the third quarter of 2009 was associated with two major military contracts booked in the third quarter of 2009.

Backlog totaled $11,154,000 on August 28, 2010 compared to $11,438,000 as of August 29, 2009 and $14,102,000 on November 30, 2009. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the Company’s products and technologies with 5% in the commercial market, 62% in the military market, and 33% in the space market compared to 11% in the commercial market, 58% in the military market, and 31% in the space market at August 29, 2009. The November 30, 2009 backlog represented 4% in the commercial market, 50% in the military market, and 46% in the space market.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of August 28, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 28, 2010.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended August 28, 2010 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
	31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
	32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

Date	By:	/s/ Mark King
Mark King
Chief Executive Officer

Date	By:	/s/ Patrick Cefalu
Patrick Cefalu
Chief Financial Officer