Form 10-K
period 2010-11-30
MICROPAC INDUSTRIES INC
filed 2011-02-08
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2010
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
Common stock, par value $0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  May 29, 2010, representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,397,000. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 08, 2011 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 4, 2011, is incorporated by reference in Part III to the extent described therein.

Table of Contents

		Page
Part I

Item 1.	Business	3

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Removed and Reserved	8

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
		8
Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21

Item 9A(T).	Controls and Procedures	21

Item 9B.	Other Information	22

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	22

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
		25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25

Item 14.	Principal Accounting Fees and Services	26

Part IV

Item 15.	Exhibits, Financial Statement Schedules	26

	Signatures	27

PART I

Item 1.	Business

INTRODUCTION

Micropac Industries, Inc. (the “Company” or “Micropac”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware.  The stock was publicly held by  496 shareholders on November 30, 2010.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 30% of the Company’s sales for the fiscal year ended November 30, 2010, and were 21% for fiscal 2009. Standard components accounted for approximately 70% of the Company’s sales for the fiscal year ended November 30, 2010, and were 79% for fiscal 2009.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 51% of the Company’s business in 2010, and the optoelectronics product line accounted for 49% of the Company’s business in 2010, compared to 55% and 45% in 2009, respectively.

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

The Company has no patents, licenses, franchises or labor contracts.  The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce.  Violation of these regulations by the Company could result in monetary penalties and denial of export privileges.  We are not aware of any violations of export control regulations or any other applicable government regulations.

Five of the Company’s principal product families require government approval.  Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534, MIL-PRF-19500 and MIL-PRF-28750.  We expect to maintain these certifications and qualifications; however, the loss of any of these certifications would have a significant negative impact on our business.

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

In 2010, the Company’s investment in technology through research and development, which was expensed, totaled approximately $455,000 ($639,000 in 2009).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $388,000 in non-recurring engineering revenue with offsetting costs associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser.  The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 13% of the sales for fiscal year 2010 (21% in 2009) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $2,350,000 in 2010 compared to $2,800,000 in 2009 or 10% and 16% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 76% of the Company’s revenues in 2010 compared to 71% in 2009.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell Int’l, and NASA. One of the Company’s customers, TRAX International, accounted for 23% of the Company’s sales during 2010 and 13% of the Company’s sales during 2009.

BACKLOG

At November 30, 2010, the Company had a backlog of unfilled orders totaling approximately $11,143,000 compared to approximately $14,102,000 at November 30, 2009.  The Company expects to complete and ship most of its November 30, 2010 backlog during fiscal 2011.

EMPLOYEES

At November 30, 2010, the Company had 133 full-time employees (compared to 133 at November 30, 2009), of which 30 were executive and managerial employees, 33 were engineers and quality-control personnel, 16 were clerical and administrative employees, and 54 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially.  Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources.

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

Majority shareholder ability to control the election of the Board of Directors

The Company’s majority shareholder, Mr. Heinz-Werner Hempel, established a partnership organized under the laws of Germany, which owns 1,952,577 shares or 75.7% of the outstanding voting shares. Mr. Hempel, through the partnership, has the ability to control the election of the Company’s Board of Directors and elect individuals who may be more sympathetic to such majority shareholder’s desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company.  However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

Availability of public shares for purchase and sale

A small number of shares are available for public purchase and sale.  As a result, the Company’s reported share price may be subject to extreme fluctuations due in part to the small number of shares traded at any time.

Pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its OEM customers.  In some cases, the Company’s customers request the review of pricing for possible reduction in selling price on future orders.  This requires the Company to improve its productivity and to request similar price reductions from its supplier chain.  If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders, reducing the product gross margins and affecting the Company’s net earnings in order to receive future orders from the customer.  However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

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

The Company is subject to numerous environmental regulations and changes in government policy

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

Component shortages from suppliers could affect ability to manufacture products or delay shipments to customers

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

The Company has potential warranty obligations

The Company provides a one year warranty from the date of shipment to the original purchaser.  The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.  An unexpected number of warranty claims could negatively impact the profitability of the Company.

The Company may default on its line of credit

The Company currently has an existing line of credit with a Texas banking institution.  In connection therewith, the Company is obligated to maintain certain minimum financial requirements in order to receive advances therefrom. The Company is currently in compliance with such financial requirements, but there is no guarantee that the Company will remain in compliance.  If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the line of credit will be impaired.

The Company is heavily dependant on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers accounted for approximately 76% of the Company’s revenues in 2010 and 71% in 2009.  The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell International, and NASA. One customer accounted for 23% of the Company’s sales during 2010 and 13% of the Company’s sales during 2009.  At any time a single customer may have a disproportionate and material impact on the Company’s operations and profit and loss.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Item 3.	Legal Proceedings

The Company is not involved in any material current or pending legal proceedings.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 8, 2011, there were 496 shareholders of record of the Company’s common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”.  The following sets forth the high bid and ask prices along with the high and low sell price for each quarter during the last two fiscal years:

	HIGH	HIGH	HIGH	LOW
Fiscal Year Ended November 30, 2010	BID	ASK	PRICE	PRICE
Fourth Quarter	$4.83	$9.99	$7.24	$5.40
Third Quarter	$5.30	$11.90	$5.75	$4.76
Second Quarter	$5.25	$24.80	$5.70	$4.10
First Quarter	$4.62	$24.80	$6.02	$2.51

Fiscal Year Ended November 30, 2009
Fourth Quarter	$5.30	$24.80	$5.30	$3.51
Third Quarter	$5.10	$24.80	$5.26	$1.20
Second Quarter	$5.10	$9.25	$6.40	$4.28
First Quarter	$5.20	$9.25	$5.69	$4.05

During the three month period ended November 30, 2010, approximately 5,672 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $5.40 to $7.24 per share.  For the two year period ending November 30, 2010, approximately 105,926 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $1.20 to a high of $7.24.  Due to this average monthly volume of approximately 4,414 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume represents the market value of the Company’s common stock held by non-affiliates.

The Company stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On January 12, 2009 the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009.  The dividend payment was paid to shareholders on February 9, 2009.

On January 10, 2010 the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

On December 16, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2011.  It is anticipated that this dividend will be paid to the Company’s shareholders on or about February 10, 2011.

There are no plans to pay comparable cash dividends in the future.

Securities Issued under Equity Compensation Plan

In January 2001, the Company adopted the 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/10	11/30/09

Net Sales	100.0%	100.0%

Cost of sales	63.3%	70.2%
R & D	2.0%	3.6%
S, G, & A	17.4%	19.4%
Total Cost & Expenses	82.7%	93.2%

Operating Income	17.3%	6.8%

Other and Interest Income	.5%	.4%

Income Before Income Taxes	17.8%	7.2%

Provision for taxes	6.1%	2.6%

Net Income	11.7%	4.6%

The Company manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power operational amplifiers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components such as catalog items.  Custom-designed components accounted for approximately 30% of the Company’s sales for the fiscal year ended November 30, 2010, and were 21% for fiscal 2009. Standard components accounted for approximately 70% of the Company’s sales for the fiscal year ended November 30, 2010, and were 79% for fiscal 2009.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

Sales in 2010 were approximately $23,070,000, an increase of 31.3% or $5,499,000 compared to 2009 sales.  The major increase in sales was in microcircuits space level products and one custom optoelectronic product.

The Company's management expects sales and operating income to decrease in 2011, based on the current backlog of space level product. The backlog of space level product decreased approximately $3,700,000 at November 30, 2010 compared to November 30, 2009.

New orders for fiscal year 2010 totaled $20,111,000 compared to $22,176,000 for fiscal 2009.  Approximately $9,192,000 of the new orders received in 2010 were delivered to customers in 2010, along with approximately $13,270,000 of the Company’s $14,102,000 backlog of orders at November 30, 2009 resulting in a total billing of $22,462,000. In addition the Company recognized $602,000 in deferred revenue from advance billings and $6,000 in other revenue for total revenue of $23,070,000 in 2010.

The Company’s backlog as of November 30, 2010, was approximately $11,143,000, compared to approximately $14,102,000 on November 30, 2009.

Custom-designed components accounted for approximately 30% of the Company’s sales for the fiscal year ended November 30, 2010, and 21% in fiscal 2009; standard components accounted for approximately 70% of the Company’s sales for the fiscal year ended November 30, 2010, and 79% for fiscal 2009.

Sales through the Company’s distribution channels were $2,350,000 in 2010 compared to $2,800,000 in 2009 or 10% and 16% of sales, respectively.

Approximately 13% of the sales for fiscal year 2010 (21% in 2009) were to international customers.

The Company’s major customers include contractors to the United States government with fixed price contracts. Sales to these customers for the Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 76% of the Company’s sales in 2010 compared to 71% in 2009.

Cost of sales, as a percentage of net sales, was 63.3% in 2010 compared to 70.2% in 2009.  The decrease of 6.9% as a percent of sales is attributable to higher sales volume of microcircuit space level sales products and one custom optoelectronic product, while maintaining labor cost at levels similar to 2009. In actual dollars, cost of sales increased $2,274,000 for 2010 versus 2009 with a material cost increase of $1,300,000 associated with the increase in sales of space level products.

In 2010, the Company’s investment in technology through research and development, which was expensed, totaled approximately $455,000 ($639,000 in 2009).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs

Selling, general, and administrative expenses totaled 17.4% of net sales in 2010, compared to 19.4% in 2009, based on higher sales in 2010. In dollars expensed, selling, general and administrative expenses totaled $4,018,000 in 2010 compared to $3,416,000 in 2009, an increase of $602,000. The majority of the increase was associated with increased commission expense with higher sales and an increase in salaries and related employee costs with the addition of the inside sales staff.

Interest and other income for fiscal 2010 totaled $120,000 compared to $78,000 for fiscal 2009.  The increase is related to the sale of obsolete inventory during 2010.

Income before taxes for fiscal 2010 was approximately $4,115,000 or 17.8% of net sales, compared to $1,266,000 or 7.2% of net sales in fiscal 2009.

Provisions for income tax for fiscal 2010 totaled $1,419,000 compared to $449,000 for fiscal 2009. The Company’s effective income tax rate was 35% for the year ended November 30, 2010, which is the same rate as in the prior year.

Net income after taxes totaled approximately $2,696,000 or $1.05 per share in 2010 versus 2009 net income of $817,000 or $.32 per share.

Liquidity and Capital Resources

The Company currently has an existing line of credit with a Texas banking institution.  On June 1, 2010, the Company renewed and increased an uncollateralized $6,000,000 revolving line of credit agreement with a bank for a term of one year to finance general corporate purposes including business acquisitions. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.  The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

The Company realized $2,922,000 of cash inflows from operations in 2010, primarily from the combination of net income totaling $2,696,000, and changes in working capital including advance payments from customers for materials recorded as deferred revenue.

The Company used $388,000 in cash for investment in additional manufacturing equipment, computers and fixtures in 2010 compared to $189,000 in 2009.

The Company issued a dividend payment of $.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2010, the Company had $9,085,000 in cash and cash equivalents compared to $6,802,000 in cash and cash equivalents on November 30, 2009. The Company held $1,000,000 in short term investments at November 30, 2010 and 2009.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2011 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2010.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Revenue Recognition

Revenues are recorded as shipments are made based upon contract prices.  Any losses anticipated on fixed price contracts are provided for currently.  Sales are recorded net of sales returns, allowances and discounts.

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, Revenue Recognition (ASC 605-10-S99). ASC 605-10-S99 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company provides an allowance for obsolete and overstocked inventory. The allowance is based on the usage of inventory over a three year period and projected usage based on current backlog.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item8.	Financial Statements and Supplementary Data

Page No.

11	Report of Independent Registered Public Accounting Firm

12	Balance Sheets as of November 30, 2010 and 2009

13	Statements of Income for the years ended November 30, 2010 and 2009

14	Statements of Shareholders’ Equity for the years ended November 30, 2010 and 2009

15	Statements of Cash Flows for the years ended November 30, 2010 and 2009

16-19	Notes to Financial Statements as of and for the years ended November 30, 2010 and 2009

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX

February 8, 2011

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2010 AND 2009
(Dollars in thousands except share data)

ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$9,085	$6,802
Short-term investments	1,000	1,000
Receivables, net of allowance for doubtful accounts
of $0 in 2010 and 2009	2,893	2,364
Inventories
Raw materials and supplies	2,302	2,785
Work-in-process	2,819	2,728
Total inventories	5,121	5,513

Deferred income taxes	913	1,069
Prepaid expenses and other assets	239	130
Total current assets	19,251	16,878

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	882	882
Machinery and equipment	6,936	6,571
Furniture and fixtures	632	623
Total property, plant, and equipment	9,028	8,654
Less- accumulated depreciation	(7,582)	(7,324)
Net property, plant, and equipment	1,446	1,330

Total assets	$20,697	$18,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$700	$713
Accrued compensation	766	481
Accrued professional fees	36	25
Income taxes payable	75	45
Property taxes	81	75
Commissions payable	57	52
Deferred revenue	834	1,524
Other accrued liabilities	399	41
Total current liabilities	2,948	2,956

DEFERRED INCOME TAXES	277	218
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, authorized 10,000,000 shares
3,078,315 issued 2,578,315 outstanding at November 30, 2010
and November 30, 2009	308	308
Paid-in capital	885	885
Treasury stock, at cost, 500,000 shares	(1,250)	(1,250)
Retained earnings	17,529	15,091
Total shareholders’ equity	17,472	15,034

Total liabilities and shareholders’ equity	$20,697	$18,208

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Dollars in thousands except share data)

	2010	2009

NET SALES	$23,070	$17,571

COSTS AND EXPENSES:
Cost of sales	14,602	12,328
Research and development	455	639
Selling, general, and administrative expenses	4,018	3,416

Total costs and expenses	19,075	16,383

OPERATING INCOME	3,995	1,188

Other income	117	58
Interest income	3	20

INCOME BEFORE INCOME TAXES	4,115	1,266

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	1,203	765
Deferred	216	(316)

Total provision for income taxes	1,419	449

NET INCOME	$2,696	$817

BASIC AND DILUTED EARNINGS PER SHARE	$1.05	$0.32

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Dollars in thousands)

	Common	Paid-in	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total

BALANCE, November 30, 2008	308	885	(1,250)	14,532	14,475

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	817	817

BALANCE, November 30, 2009	$308	$885	$(1,250)	$15,091	$15,034

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	2,696	2,696

BALANCE, November 30, 2010	$308	$885	$(1,250)	$17,529	$17,472

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Dollars in thousands)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,696	$817
Adjustments to reconcile net income to
net cash provided by operating activities-
Depreciation and amortization	268	255
Deferred tax expense (benefit)	215	(316)
Gain on sale of equipment	(3)	-
Changes in certain current assets and liabilities-
(Increase) decrease in receivables, net	(529)	879
(Increase) decrease in inventories	392	(449)
Increase in prepaid expenses and other assets	(109)	(7)
Decrease in accounts payable	(13)	(456)
Increase (decrease) in accrued compensation	285	(150)
Increase (decrease) in income taxes payable	30	(49)
Increase (decrease) increase in all other accrued liabilities	(310)	1,203

Net cash provided by operating activities	2,922	1,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturity of short term investment, net	-	(1,000)
Proceeds from sale of equipment	7	-
Additions to property, plant, and equipment	(388)	(189)

Net cash used in investing activities	(381)	(1,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(258)	(258)

Net cash used in financing activities	(258)	(258)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,283	280

CASH AND CASH EQUIVALENTS, beginning of year	6,802	6,522

CASH AND CASH EQUIVALENTS, end of year	$9,085	$6,802

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes, net of refunds received	$1,171	$745

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Revenues are recorded as shipments are made based upon contract prices.  Any losses anticipated on fixed price contracts are provided for currently.  Sales are recorded net of sales returns, allowances and discounts.

Deferred Revenue represents prepayments from customers and will be recognized as revenue when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $1,000,000 in short term investments at November 30, 2010. Short-term investments consist of certificates of deposits with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation.  The Company provides an allowance for obsolete and overstocked inventory. The allowance is based on the usage of inventory over a three year period and projected usage based on current backlog.

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

The Company assesses long-lived assets for impairment under ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement.  When events or circumstances indicate that an asset may be impaired, an assessment is performed.  The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

Repairs and maintenance are expensed as incurred.  Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Comprehensive Income

The Company has no assets or liabilities whose changes in value are recorded within comprehensive income; as such, comprehensive income and net income are the same amount.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year.  Diluted earnings per share give effect to all dilutive potential common shares.  During 2010 and 2009, the Company had no dilutive potential common stock.

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

3.         NOTES PAYABLE TO BANKS:

The Company currently has an existing line of credit with a Texas banking institution.  On June 1, 2010, the Company renewed and increased an uncollateralized $6,000,000 revolving line of credit agreement with a bank for a term of one year to finance general corporate purposes including business acquisitions. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.  The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

4.         RELATED PARTIES:

Glast, Phillips & Murray, P.C. served as the Company’s legal counsel in 2010. Mr. James K. Murphey, a former director and member of the Company’s audit committee, is a member of Glast, Phillips & Murray, P.C. Glast, Phillips & Murray, P.C. were paid $14,400 in 2010 and $17,800 in 2009. Mr. Murphey retired as a director and member of the audit committee on August 3, 2010.

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2010 and $6,100 in 2009 in addition to fees received as a director and audit committee member.

5.         PRODUCT WARRANTIES:

In general, the Company warrants that the products, when delivered, will be free from defects in material workmanship under normal use and service.  The obligations are limited to replacing, repairing or giving credit for, at the option of the Company, any products that are returned within one year after the date of shipment.  The Company does not provide extended warranties.

The Company reserves for potential warranty costs based on historical warranty claims experience.  While management considers the process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require management to adjust its reserve for potential warranty costs.

Warranty expense was $141,100 and $87,300 in 2010 and 2009, respectively.

6.         LEASE COMMITMENTS:

Rent expense for the years ended November 30, 2010 and 2009 was $46,000 and $45,000, respectively.

The Company has no future minimum lease payments under non-cancellable operating for office and manufacturing space with remaining terms in excess of one year.

7.         EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $222,000 in 2010 and $219,000 in 2009.  Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years.  If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post retirement benefits to its employees at this time.

8.         INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2010	2009
Current Provision:
Federal	$1,063,000	$685,000
State	141,000	80,000
	1,204,000	765,000

Deferred federal tax expense	215,000	(316,000)

Total	$1,419,000	$449,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2010	2009

Tax at 34% statutory rate	$1,399,000	$430,000
State income taxes, net of federal benefit	93,000	53,000
Section 199 Adjustment	(69,000)	(50,000)
Permanent differences and other	(4,000)	16,000

Income tax provision	$1,419,000	$449,000

The components of deferred tax assets and liabilities were as follows:

	November 30, 2010	November 30, 2009
Current Deferred Taxes
Inventory	432,000	486,000
Deferred revenue	284,000	532,000
Other accrued liabilities	197,000	51,000
Net current deferred tax asset	913,000	1,069,000

Non-current Deferred Taxes
Depreciation	(277,000)	(218,000)
Net deferred taxes	$636,000	$851,000

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

9.         SIGNIFICANT CUSTOMER INFORMATION:

The Company’s primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies.  Sales to primary contractors for defense and space related contracts accounted for 76% of total sales in 2010 and 71% of total sales in 2009. One customer accounted for 23% of the Company’s sales during 2010 and 13% of the Company’s sales during 2009.

10.       SHAREHOLDERS’ EQUITY:

On January 12, 2009, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 26, 2009.  The dividend payment was paid to shareholders on February 9, 2009.

On January 10, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record on January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

11.       SUBSEQUENT EVENTS

On December 16, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2011.  It is anticipated that this dividend will be paid to the Company’s shareholders on or about February 10, 2011.

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act) as of the end of the period covered by this Annual Report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2010.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders, as set forth below. The 2011 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 8, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Patrick S. Cefalu	53	CFO, Executive Vice President	N/A

H. Kent Hearn	74	Director and Member of Audit Committee	February 1983

Heinz-Werner Hempel	82	Director and
		Member of Audit Committee	February 1997

Mark King	56	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Richard K. Hoesterey	68	Director and
		Member of Audit Committee	October 2010

Eugene Robinson	71	Director and
		Member of Audit Committee	October 2008

Connie Wood	71	Secretary, Director and
		Member of Audit Committee	March 2002

Mr. Cefalu has over 32 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Mr. Hearn retired in December 2006.  Prior to his retirement, Mr. Hearn was a stockbroker with Milkie/Ferguson Investments, Inc. for 12 years.

Mr. Hempel has served as the Chief Operating Officer of Hanseatische Waren-Gesellschaft MBH & Co, KG, Bremen, Germany for over 25 years.

Mr. King is the current President and Chief Executive of the Company.  Prior to November 2002, Mr. King was the President and Chief Operating Officer of Lucas Benning Power Electronics.  Mr. King joined the Company in November of 2002, and was elected Chief Executive Officer, President and Director in October 2005.

Mr. Hoesterey is an experienced executive with over 35 years in general management and manufacturing operations management in a variety of industries including high tech electronics, industrial products, and power regulation.  He served as the President and Chief Executive Officer of Components Corporation of America from January 2000 to August 2009.  In September 2009, he began serving as the President and Chief Executive Officer of R.K. Hoesterey & Associates.  The Board of Directors elected Mr. Richard K. Hoesterey, 68, as a director to the board on October 14, 2010.

Mr. Robinson has 35 years of experience in the electronics industry, including 26 years with Texas Instruments, Inc. and later Raytheon through acquisition.  During the past 10 years, Mr. Robinson has been actively engaged consulting with numerous high technology organizations. He has served on several advisory boards for high technology companies and universities.

Ms. Wood served as the Company’s Chief Executive Officer and President of the Company from May 2002 until her retirement in October 2005.

On August 3, 2010, Mr. James Murphey announced his resignation as a Director of the Company due to health reasons.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2010.  Directors received a fee of $1,500.00 (other than Mr. King) for each meeting attended during the year ended November 2010.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Hearn, Mr. Robinson and Ms. Wood.  Ms. Wood, Mr. Hearn and Mr. Robinson attended all of the meetings.  Mr. Hempel attended two (2) of the meetings and Mr. Murphey attended three (3) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2010.  Members of the Audit Committee received a fee of $750.00 for each meeting attended during the year ended November 2010.  Mr. King did not receive any payments for attending meetings of the Audit Committee.  Mrs. Wood and Messrs Robinson and Hearn attended all of the meetings.  Mr. Hempel attended one (1) of the meetings and Mr. Murphey attended two (2) of the meetings.

With the exception of Mr. Hearn, Mr. Hoesterey and Mr. Robinson, members of the Audit Committee are not considered independent members under applicable United States statutes.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant’s the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2010, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2010, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

Item 11.	Executive Compensation
The information set forth in the 2011 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2010, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2010.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2010	$248,504	$ 3,000	$24,204	$275,708
President and	2009	$246,716	$25,200	$21,626	$293,542
Chief Executive Officer (1)	2008	$239,250	$21,800	$15,031	$276,081

Patrick Cefalu,	2010	$145,325	$ 3,000	$ 7,351	$155,676
Vice President and	2009	$144,133	$25,200	$ 8,907	$178,240
Chief Financial Officer	2008	$133,208	$21,800	$ 6,118	$161,126

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2010, Mr. King received $7,888 and Mr. Cefalu received $6,409, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code.  The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year.  Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation.  A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years.  During the fiscal year ended November 30, 2010, the Company made contributions to the Plan for Mr. King in the amount of $14,700, which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time.  In 2010, Mr. King and Mr. Cefalu did not receive any unused vacation pay.

During the fiscal year ended November 30, 2010, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $1,616 and $942, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2010.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)

Patrick Cefalu	0	0%

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

H. Kent Hearn (3)	3,500	Less than .2%

Mark King (3)	4,200	Less than .2%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Connie Wood (3)	6,000	Less than .2%

All officers and directors	1,966,277	76.3%
as a group (7 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

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

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2010 in addition to fees received as a director and audit committee member.

Glast, Phillips & Murray, P.C. served as the Company’s legal counsel in 2010. Mr. James K. Murphey, a former director and member of the Company’s audit committee, is a member of Glast, Phillips & Murray, P.C. Glast, Phillips & Murray, P.C. were paid $14,400 in 2010 and $17,800 in 2009. Mr. Murphey retired as a director and member of the audit committee on August 3, 2010.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2010.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2010 and November 30, 2009, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $115,000 and $120,000, respectively.

TAX FEES

KPMG LLP fees for tax advisory and tax return preparation services were $38,500 in 2010, and fees for tax return preparation services were $29,000 in 2009.

ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requests that KPMG LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG LLP in advance of performing such services.  The Audit Committee approves all KPMG LLP services in advance of the performance of such services.

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

MICROPAC INDUSTRIES, INC.

By:	/s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick S. Cefalu
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated:  02/08/2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/08/2011.

/s/ Connie Wood	/s/ H. Kent Hearn
Connie Wood, Director	H. Kent Hearn, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel
Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Mark King
Eugene Robinson, Director	Mark King, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2010

MARK KING
Chief Executive Officer
Chairman of the Board
Micropac Industries, Inc

CONNIE WOOD
Retired Chief Executive Officer
Micropac Industries, Inc.

HEINZ-WERNER HEMPEL
Chief Operating Officer
Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany

H. KENT HEARN
Retired Stockbroker
Milkie-Ferguson, Dallas, Texas

RICHARD HOESTEREY
Retired

EUGENE ROBINSON
Retired

PATRICK CEFALU
Chief Financial Officer
Micropac Industries, Inc.

LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Secore & Waller, L.L.P.	Securities Transfer
Dallas, Texas	Frisco, Texas