Form 10-Q
period 2011-02-26
MICROPAC INDUSTRIES INC
filed 2011-04-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011
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

On April 12, 2011 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 26, 2011

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 26, 2011 (unaudited) and November 30, 2010
Condensed Statements of Operations for the three months ended February 26, 2011 and February 27, 2010 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 26, 2011 and February 27, 2010 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 -	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS
ITEM 1A -	RISK FACTORS
ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES
ITEM 4 -	REMOVED AND RESERVED
ITEM 5 -	OTHER INFORMATION
ITEM 6 -	EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	(Unaudited)
CURRENT ASSETS	02/26/11	11/30/10

Cash and cash equivalents	$8,278	$9,085
Short-term investment	2,000	1,000
Accounts receivable	2,688	2,893
Inventories:
Raw materials	2,394	2,302
Work-in process	2,720	2,819
Total inventories	5,114	5,121
Prepaid expenses and other current assets	294	239
Deferred income tax	913	913
Total current assets	19,287	19,251

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,024	882
Machinery and equipment	7,044	6,936
Furniture and fixtures	637	632
Total property, plant, and equipment	9,283	9,028
Less accumulated depreciation	(7,652)	(7,582)
Net property, plant, and equipment	1,631	1,446

Total assets	$20,918	$20,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$639	$700
Accrued compensation	421	766
Other accrued liabilities	482	573
Deferred revenue	758	834
Income taxes payable	449	75
Total current liabilities	2,749	2,948

DEFERRED INCOME TAXES	277	277

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 26, 2011 and November 30, 2010	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	17,949	17,529

Total shareholders’ equity	17,892	17,472

Total liabilities and shareholders’ equity	$20,918	$20,697

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	For the three months ended
	02/26/11	02/27/10

NET SALES	$5,590	$4,576

COST AND EXPENSES:

Cost of goods sold	(3,402)	(2,824)

Research and development	(149)	(147)

Selling, general & administrative expenses	(980)	(928)

Total cost and expenses	(4,531)	(3,899)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	1,059	677

Interest and other income	-	81

INCOME BEFORE TAXES	$1,059 8	$758 8

Provision for taxes	(381)	(273)

NET INCOME	$678	$485
NET INCOME PER SHARE, BASIC AND DILUTED	$0.26	$0.19

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For three months ended
	2/26/11	2/27/10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$678	$485
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	70	62
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	205	(798)
(Increase) decrease in inventories	7	(602)
Increase in prepaid expenses and other current assets	(55)	(72)
Decrease in deferred revenue	(76)	(273)
Increase (decrease) in accounts payable	(61)	342
Decrease in accrued compensation	(345)	(123)
Increase (decrease) in other accrued liabilities	(91)	11
Increase in income taxes payable	374	260

Net cash provided by (used in) operating activities	706	(708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1,000)	-
Additions to property, plant and equipment	(255)	(152)

Net cash used in investing activities	(1,255)	(152)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(807)	(1,118)

Cash and cash equivalents at beginning of period	9,085	6,802

Cash and cash equivalents at end of period	$8,278	$5,684

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$7	$13

See accompanying notes to financial statements.

     MICROPAC INDUSTRIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 26, 2011, the results of operations for the three months ended February 26, 2011 and February 27, 2010, and the cash flows for the three months ended February 26, 2011 and February 27, 2010. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,000,000 in short term investments at February 26, 2011. Short-term investments consist of certificates of deposits with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company writes down obsolete and overstocked inventory based on the usage of inventory over a three year period and projected usage based on current backlog.

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

Note 3 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 4 COMMITMENTS

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

Note 5 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three months ended February 26, 2011 and February 27, 2010, the Company had no dilutive potential common stock.

Note 6 SHAREHOLDERS’ EQUITY

On January 11, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for all shareholders of record on January 25, 2010.  The dividend was paid to shareholders on February 17, 2010.

On December 16, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2011.  The dividend was paid to the shareholders on February 10, 2011.

Note 7 SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

MICROPAC INDUSTRIES, INC.
(Unaudited)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
	Three months ended
	2/26/2011	2/27/2010
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	60.9%	61.7%
Research and development	2.7%	3.2%
Selling, general & administrative expenses	17.5%	20.3%
Total cost and expenses	81.1%	85.2%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	18.9%	14.8%

Interest and other income	0.0%	1.8%

INCOME BEFORE TAXES	18.9%	16.6%

Provision for taxes	6.8%	6.0%

NET INCOME	12.1%	10.6%

Sales for the first quarter ended February 26, 2011 totaled $5,590,000. Sales for the first quarter increased 22.2% or $1,014,000 above sales for the same period of 2010. Sales were 21% in the commercial market, 44% in the military market, and 35% in the space market compared to 13% in the commercial market, 64% in the military market, and 23% in the space market for the same period of 2010. The major increase in sales was in optoelectronics products sold to various customers and solid state relays sold to an international customer.

One customer accounted for 17% of the Company’s sales for the first quarter of 2011 while two customers accounted for 15% and 12% of the Company’s sales for the first quarter of 2010.

The Company's management expects sales and operating income to decrease in 2011, based on the current backlog of space level product. The backlog of space level product decreased approximately $3,700,000 at November 30, 2010 compared to November 30, 2009.

Cost of goods sold for the first quarter 2011 versus 2010 totaled 60.9% and 61.7% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales resulted from a change in product mix. Cost of goods sold dollars increased $578,000 in the first quarter of 2011 as compared to 2010 due to an increase in material cost of $294,000 and overhead cost of $243,000.

Research and development cost increased $2,000 for the first quarter of 2011 compared to the same period of 2010. The research and development expenditures were associated with continued development of power management products, high temperature products, and test equipment.

Selling, general and administrative expenses for the first quarter of 2011 totaled 17.5% of net sales, compared to 20.3% for the same period in 2010. Selling, general and administrative expenses increased $52,000 in the first quarter of 2011 as compared to 2010. The major increase was associated with higher salaries and wages and associated employee benefit cost.

There was no interest and other income recognized in the first quarter of 2011. In the first quarter of 2010, other income included $79,000 from a gain on the sale of obsolete inventory.

Provisions for taxes increased $108,000 for the first quarter of 2011 compared to the same period in 2010. The estimated effective tax rate was 36% for both periods.

Inventories totaled $5,114,000 at February 26, 2011 compared to $5,121,000 on November 30, 2010, a decrease of $7,000.  Raw materials inventories including supplies increased $92,000 since November 30, 2010, while work-in process inventories decreased $99,000.

Shareholders’ equity increased $420,000 in the first three months of 2011 as a result of net income of $678,000 offset by the dividend payment of $258,000.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,278,000 as of February 26, 2011 compared to $9,085,000 on November 30, 2010, a decrease of $807,000.  The decrease in cash and cash equivalents is attributable to $706,000 cash flow from operations, offset by the payment of a cash dividend of $258,000, $1,000,000 invested in certificates of deposit and the investment of $255,000 in equipment and facility improvements.

The Company currently has an existing line of credit with a Texas banking institution.  On June 1, 2010, the Company renewed and increased an uncollateralized $6,000,000 revolving line of credit agreement with a bank for a term of one year to finance general corporate purposes including business acquisitions. The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not, to date, used any of the available line of credit.  The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next 12 months.

Outlook

New orders for the first quarter of 2011 totaled $3,953,000 compared to $4,614,000 for the comparable period of 2010, a decrease of 14%.

Backlog totaled $9,819,000 on February 26, 2011 compared to $13,738,000 as of February 27, 2010 and $11,143,000 on November 30, 2010.

The decrease in new orders and backlog is primarily attributable to lower orders for the Company’s space level products.  The majority of the backlog is shippable in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,353,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of February 26, 2011 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 26, 2011.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A   RISK FACTORS

Information about risk factors for the three months ended February 26, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

None

TEM 6.    EXHIBITS

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

MICROPAC INDUSTRIES, INC.

April 12, 2011	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 12, 2011	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer