Form 10-Q
period 2011-05-28
MICROPAC INDUSTRIES INC
filed 2011-07-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 12, 2011 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 28, 2011

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 28, 2011 (unaudited) and November 30, 2010
Condensed Statements of Operations for the three and six months ended May 28, 2011 and May 29, 2010 (unaudited)
Condensed Statements of Cash Flows for the six months ended May 28, 2011 and May 29, 2010 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - RESERVED
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	(Unaudited)
CURRENT ASSETS	05/28/11	11/30/10

Cash and cash equivalents	$8,337	$9,085
Short-term investment	2,000	1,000
Accounts receivable	1,960	2,893
Inventories:
Raw materials	2,795	2,302
Work-in process	2,321	2,819
Total inventories	5,116	5,121
Prepaid expenses and other current assets	231	239
Deferred income tax	913	913
Total current assets	18,557	19,251

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	882
Machinery and equipment	7,401	6,936
Furniture and fixtures	672	632
Total property, plant, and equipment	9,710	9,028
Less accumulated depreciation	(7,730)	(7,582)
Net property, plant, and equipment	1,980	1,446

Total assets	$20,537	$20,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$787	$700
Accrued compensation	525	766
Other accrued liabilities	445	573
Deferred revenue	158	834
Income taxes payable	11	75
Total current liabilities	1,926	2,948

DEFERRED INCOME TAXES	277	277

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 28, 2011 and November 30, 2010	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	18,391	17,529

Total shareholders’ equity	18,334	17,472

Total liabilities and shareholders’ equity	$20,537	$20,697

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	05/28/11	05/29/10	05/28/11	05/29/10

NET SALES	$5,437	$5,788	$11,027	$10,364

COST AND EXPENSES:

Cost of goods sold	(3,529)	(3,611)	(6,931)	(6,435)

Research and development	(246)	(116)	(395)	(263)

Selling, general & administrative expenses	(978)	(1,011)	(1,958)	(1,939)

Total cost and expenses	(4,753)	(4,738)	(9,284)	(8,637)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	684	1,050	1,743	1,727

Interest and other income	7	7	7	88

INCOME BEFORE TAXES	$691	$1,057	$1,750	$1,815

Provision for taxes	(249)	(380)	(630)	(653)

NET INCOME	$442	$677	$1,120	$1,162
NET INCOME PER SHARE, BASIC AND DILUTED	$.17	$.26	$.43	$.45

DIVIDENDS PER SHARE	$0	$0	$.10	$.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the six months ended
	5/28/11	5/29/10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,120	$1,162
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	148	129
Changes in certain current assets and liabilities
(Increase)decrease in accounts receivable	933	(522)
(Increase)decrease in inventories	5	(258)
(Increase)decrease in prepaid expense and other current assets	8	(99)
Decrease in deferred revenue	(676)	(732)
Increasein accounts payable	87	14
Decrease in accrued compensation	(241)	(5)
Decrease in other accrued liabilities	(128)	(55)
Increase (decrease) in income taxes payable	(64)	309

Net cash provided by (used in) operating activities	1,192	(57)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1,000)	-
Additions to property, plant and equipment	(682)	(269)

Net cash used in investing activities	(1,682)	(269)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(748)	(584)

Cash and cash equivalents at beginning of period	9,085	6,802

Cash and cash equivalents at end of period	$8,337	$6,218

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$694	$342

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 28, 2011, the results of operations for the three months and six months ended May 28, 2011 and May 29, 2010, and the cash flows for the six months ended May 28, 2011 and May 29, 2010. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, Revenue Recognition (ASC 605-10-S99). ASC 605-10-S99 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) shipment hasoccurred or services have been rendered; (3) the fee is fixed and determinable;and (4) collectibility is reasonably assured.

Deferred revenue represents prepayments from customers and will be recognized as revenue when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $2,000,000 in short term investments at May 28, 2011. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less at date of purchase are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company writes down obsolete and overstocked inventorybased on the usage of inventory over a three year period and projected usage based on current backlog.

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

Note 3 RELATED PARTY TRANSACTIONS

Mr. Eugene Robinson, a director of the Company and member of the Company’s audit committee, provides advisory services to the Company.  Mr. Robinson received$1,800 in advisory fees in the second quarter and first six monthsof 2011 and received $1,800 in the second quarter and first six monthsof 2010.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 5 COMMITMENTS

At May 28, 2011, the Company had an existing $6,000,000 line of credit with a Texas banking institution.  The interest rate was equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not used any of the available line of credit.

On June 1, 2011, the Company renewed the revolving line of credit agreement with a bank for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit.  The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods.Dilutedearningspersharegive effect to all dilutive potentialcommonshares.For the six months ended May 28, 2011 and May 29, 2010, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/28/2011	5/29/2010	5/28/2011	5/29/2010
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	64.9%	62.4%	62.9%	62.1%
Research and development	4.5%	2.0%	3.5%	2.5%
Selling, general & administrative expenses	18.0%	17.5%	17.8%	18.7%
Total cost and expenses	87.4%	81.9%	84.2%	83.3%

OPERATING INCOME BEFORE INTEREST	12.6%	18.1%	15.8%	16.7%
AND INCOME TAXES

Interest income	.1%	.2%	.1%	.8%

INCOME BEFORE TAXES	12.7%	18.3%	15.9%	17.5%

Provision for taxes	4.6%	6.6%	5.7%	6.3%

NET INCOME	8.1%	11.7%	10.2%	11.2%

Sales for the threeand six month periods ended May 28, 2011 totaled $5,437,000 and $11,027,000, respectively.  Sales for the second quarter decreased 6.1% or $351,000 below sales for the same period of 2010, while sales for the first six months of 2011 increased 6.4% or $663,000 above the first six months of 2010. Sales were 22% in the commercial market, 42% in the military market, and 36% in the space market for the six months ended May 28, 2011 compared to 14% in the commercial market, 55% in the military market, and 31% in the space market for the six months ended May 29, 2010.The Company's management anticipates a decrease innew orders for space level products in 2011 resulting in lower sales and operating margins inthe second half of 2011 and year to date as compared to 2010.

One customer accounted for 11% of the Company’s sales for the six months ended May 28, 2011 and one customer accounted for 17% of the Company’s sales for the six months ended May 29, 2010.

Cost of goods sold for the second quarters of 2011and 2010 totaled 64.9% and 62.4% of net sales, respectively, while cost of goods sold for the six months ended May 28, 2011andMay 29, 2010 totaled 62.9% and 62.1% of net sales, respectively.  Theincrease in cost of goods sold as a percentage of sales is attributable to changes in product mix.

Research and development expenseincreased $130,000 for the second quarter of 2011 versus 2010 and increased $132,000 for the first six months of 2011 compared to the same period of 2010. The research and development expenditures were associated with continued development of power management products and high temperature products.

Selling, general and administrative expense for the second quarter and first six months of 2011 totaled 18.0% and 17.8% of net sales, respectively, compared to 17.5% and 18.7% for the same periods in 2010. In actual dollars, selling, general and administrative expense decreased $33,000 for the second quarter and increased $19,000 for the first six months of 2011compared to the same periods in 2010.

For the first six months of 2010 other income included a $79,000 gain from the sale of obsolete inventory.

Provisions for taxes decreased $131,000 for the second quarter and $23,000 for the first six months of 2011 compared to the same periods in 2010. The estimated effective tax rate was 36% for 2011 and 2010.

Accounts receivable, net, totaled $1,960,000 as of May 28, 2011 and represents a decrease of $933,000 since November 30, 2010, due to improved collections with days sales of 32 compared to 43days at November 30, 2010.

Property, plant, and equipment investments totaled $682,000 since November 30, 2010. The Company invested $465,000 in new test and x-ray equipment, and $177,000 in facilities improvements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,337,000 as of May 28, 2011 compared to $9,085,000 on November 30, 2010, a decrease of $748,000.  The decrease in cash and cash equivalents is attributable to $1,192,000 cash flow from operations, offset by the payment of a cash dividend of $258,000, $1,000,000 invested in certificates of deposit and the investment of $682,000 in equipment and facility improvements.

At May 28, 2011, theCompany had an existing $6,000,000 line of credit with a Texas banking institution.  The interest rate wasequal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company is in compliance with these covenants. The Company has not used any of the available line of credit.

On June 1, 2011, the Company renewed the revolving line of credit agreement with a bank for a term of two years.The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the second quarter and year-to-date 2011 totaled $3,662,000 and $7,852,000, respectively, compared to $4,612,000 and $10,033,000 for the comparable periods of 2010.The fluctuation resulted from a decrease in new orders on various space level microcircuits products,and management anticipates continued softening of new orders for the remainder of 2011.

The Company's management expects sales and operating income to decrease in the second half of 2011 as compared to the second half of 2010, based on the current backlog of space level product. The backlog of space level products decreased approximately $3,700,000 at November 30, 2010 compared to November 30, 2009. The backlog of space level products was approximately $2,079,000 on May 28, 2011 compared to $6,446,000 on May 29, 2010.

Backlog totaled $8,024,000 on May 28, 2011 compared to $13,417,000 as of May 29, 2010 and $11,143,000 on November 30, 2010. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company’s products and technologies with 26% in the commercial market, 48% in the military market, and 26% in the space market compared to 9% in the commercial market, 43% in the military market, and 48% in the space market at May 29, 2010. The majority of the decrease in the backlog is in microcircuits space level products.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of May 28, 2011 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 28, 2011.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A     RISK FACTORS

Information about risk factors for the three months ended May 28, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2010.

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

MICROPAC INDUSTRIES, INC.

July 12,2011	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 12,2011	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer