Form 10-Q
period 2011-08-27
MICROPAC INDUSTRIES INC
filed 2011-10-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

On October 10, 2011 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 27, 2011

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 27, 2011 (unaudited) and November 30, 2010
Condensed Statements of Operations for the three and nine months endedAugust 27, 2011 and August 28, 2010 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 27, 2011 andAugust 28, 2010 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - RESERVED
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

CURRENT ASSETS	08/27/11	11/30/10
	(Unaudited)

Cash and cash equivalents	$8,067	$9,085
Short-term investment	2,000	1,000
Accounts receivable	2,381	2,893
Inventories:
Raw materials	2,883	2,302
Work-in process	2,417	2,819
Total inventories	5,300	5,121
Prepaid expenses and other current assets	343	239
Deferred income tax	913	913
Total current assets	19,004	19,251

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	882
Machinery and equipment	7,446	6,936
Furniture and fixtures	672	632
Total property, plant, and equipment	9,755	9,028
Less accumulated depreciation	(7,816)	(7,582)
Net property, plant, and equipment	1,939	1,446

Total assets	$20,943	$20,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$780	$700
Accrued compensation	571	766
Other accrued liabilities	441	573
Deferred revenue	99	834
Income taxes payable	107	75
Total current liabilities	1,998	2,948

DEFERRED INCOME TAXES	277	277

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 27, 2011 and November 30, 2010.	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	18,725	17,529

Total shareholders’ equity	18,668	17,472

Total liabilities and shareholders’ equity	$20,943	$20,697

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	08/27/11	08/28/10	08/27/11	08/28/10

NET SALES	$4,624	$7,142	$15,651	$17,506

COST AND EXPENSES:

Cost of goods sold	(3,083)	(4,639)	(10,014)	(11,074)

Research and development	(89)	(93)	(484)	(356)

Selling, general & administrative expenses	(937)	(1,036)	(2,895)	(2,975)

Total cost and expenses	(4,109)	(5,768)	(13,393)	(14,405)

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	515	1,374	2,258	3,101

Interest and other income	7	14	14	102

INCOME BEFORE TAXES	$522	$1,388	$2,272	$3,203

Provision for taxes	(188)	(500)	(818)	(1,153)

NET INCOME	$334	$888	$1,454	$2,050
NET INCOME PER SHARE, BASIC AND DILUTED	$.13	$.34	$.56	$.80

DIVIDENDS PER SHARE	$-	$-	$.10	$.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/27/11	8/28/10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,454	$2,050
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	234	199
Changes in certain current assets and liabilities
(Increase) decrease in accounts receivable	512	(1,408)
(Increase) decrease in inventories	(179)	306
Increase in prepaid expense and other current assets	(104)	(132)
Decrease in deferred revenue	(735)	(947)
Increase in accounts payable	80	356
Increase (decrease) in accrued compensation	(195)	161
Increase (decrease) in other accrued liabilities	(132)	271
Increase in income taxes payable	32	354

Net cash provided by operating activities	967	1,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1,000)	-
Additions to property, plant and equipment	(727)	(355)

Net cash used in investing activities	(1,727)	(355)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,018)	597

Cash and cash equivalents at beginning of period	9,085	6,802

Cash and cash equivalents at end of period	$8,067	$7,399

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$978	$799

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

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 27, 2011, the results of operations for the three months and nine months ended August 27, 2011 and August 28, 2010, and the cash flows for the nine months ended August 27, 2011 and August 28, 2010. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, Revenue Recognition, which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Deferred revenue represents prepayments from customers and will be recognized as revenue when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $2,000,000 in short term investments at August 27, 2011. Short-term investments consist of certificates of deposits with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less at date of purchase are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year from the balance sheet date.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company writes down obsolete and overstocked inventory based on the usage of inventory over a three-year period and projected usage based on current backlog.

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

The Company assesses long-lived assets for impairment under ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement.  When events or circumstances indicate that an asset may be impaired, an assessment is performed.  The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to fair value less cost to sell is required.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful life of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Note 3 RELATED PARTY TRANSACTIONS

Mr. Eugene Robinson, a director of the Company and member of the Company’s audit committee, provides advisory services to the Company.  Mr. Robinson received $1,800 in advisory fees for the first nine months of 2011 and received $1,800 for the first nine months of 2010.  No advisory fees were paid to Mr. Robinson during the third quarter of 2011 or 2010.

Note 4 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 5 COMMITMENTS

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a bank for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the nine months ended August 27, 2011 and August 28, 2010, the Company had no dilutive potential common stock.

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

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

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

Results of Operations

	Three months ended		Nine months ended
	8/27/2011	8/28/2010	8/27/2011	8/28/2010
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of goods sold	66.7%	65.0%	64.0%	63.3%
Research and development	1.9%	1.3%	3.1%	2.0%
Selling, general & administrative expenses	20.3%	14.5%	18.5%	17.0%
Total cost and expenses	88.9%	80.8%	85.6%	82.3%

OPERATING INCOME BEFORE INTEREST	11.1%	19.2%	14.4%	17.7%
AND INCOME TAXES

Interest income	.2%	.2%	.1%	.6%

INCOME BEFORE TAXES	11.3%	19.4%	14.5%	18.3%

Provision for taxes	4.1%	7.0%	5.2%	6.6%

NET INCOME	7.2%	12.4%	9.3%	11.7%

Sales for the three and nine month periods ended August 27, 2011 totaled $4,624,000 and $15,651,000, respectively.  Sales for the third quarter decreased 35.3% or $2,518,000 below sales for the same period of 2010, while sales for the first nine months of 2011 decreased 10.6% or $1,855,000 below the first nine months of 2010. Sales were 21% in the commercial market, 46% in the military market, and 33% in the space market for the nine months ended August 27, 2011 compared to 12% in the commercial market, 50% in the military market, and 38% in the space market for the nine months ended August 28, 2010. The majority of the decrease in sales for the third quarter and year to date was space level solid state power controller products sold to various customers.

The Company's management anticipates a continued decrease in new orders for space level products in the fourth quarter of 2011 resulting in lower sales and operating margins in the fourth quarter 2011 and year to date as compared to 2010. The current economic downturn and government funding is resulting in delayed or cancelled satellite programs resulting in lower sales and new orders for space level solid state power controllers.

One customer accounted for 18% and 10% of the Company’s sales for the three and nine months ended August 27, 2011 and one customer accounted for 33% and 23% of the Company’s sales for the three and nine months ended August 28, 2010, respectively.

Cost of goods sold for the third quarters of 2011 and 2010 totaled 66.7% and 65.0% of net sales, respectively, while cost of goods sold for the nine months ended August 27, 2011 and August 28, 2010 totaled 64.0% and 63.3% of net sales, respectively.  The increase in cost of goods sold as a percentage of sales is attributable to changes in product mix and lower sales. Indirect overhead cost has not decreased proportionally to sales decreases.

Research and development expense decreased $4,000 for the third quarter of 2011 versus 2010 and increased $128,000 for the first nine months of 2011 compared to the same period of 2010. The research and development expenditures were associated with continued development of power management products, high voltage isolators, and high temperature products for new applications to be sold to various existing or new customers.

Selling, general and administrative expense for the third quarter and first nine months of 2011 totaled 20.3% and 18.5% of net sales, respectively, compared to 14.5% and 17.0% for the same periods in 2010. In actual dollars, selling, general and administrative expense decreased $99,000 for the third quarter and decreased $80,000 for the first nine months of 2011 compared to the same periods in 2010. The dollar decrease resulted from lower health insurance expense due to a change in health care providers, as well as decreased incentive compensation as a result of decreased sales.

For the first nine months of 2010 other income included a $79,000 gain from the sale of obsolete inventory.

Provisions for taxes decreased $312,000 for the third quarter and $335,000 for the first nine months of 2011 compared to the same periods in 2010. The estimated effective tax rate was 36% for all periods presented during 2011 and 2010.

Accounts receivable, net, totaled $2,381,000 as of August 27, 2011 and represents a decrease of $512,000 since November 30, 2010, due to lower third quarter sales.

Property, plant, and equipment investments totaled $727,000 since November 30, 2010. The Company invested $550,000 in new test and x-ray equipment, and $177,000 in facility improvements.

Deferred revenue decreased $735,000 since November 30, 2010 with the completion and shipment of certain customer contracts in which the company received advanced payments for long-lead materials.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,067,000 as of August 27, 2011 compared to $9,085,000 on November 30, 2010, a decrease of $1,018,000.  The decrease in cash and cash equivalents is attributable to $967,000 cash flow from operations, offset by the payment of a cash dividend of $258,000, $1,000,000 invested in certificates of deposit and the investment of $727,000 in equipment and facility improvements.

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a bank for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain certain financial ratios. The financial covenants require the Company to maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the third quarter and year-to-date 2011 totaled $4,040,000 and $11,893,000, respectively, compared to $4,636,000 and $14,635,000 for the comparable periods of 2010. The fluctuation resulted from a decrease in new orders on various space level microcircuits products, and management anticipates continued softening of new orders for the remainder of 2011. The current economic downturn and government funding is resulting in delayed or cancelled satellite programs resulting in lower sales and new orders for space level solid state power controllers.

The Company's management expects sales and operating income to decrease in the fourth quarter of 2011 as compared to the fourth quarter of 2010, based on the current backlog of space level product. The backlog of space level products was approximately $1,703,000 on August 27, 2011 compared to approximately $3,700,000 at November 30, 2010 and $3,418,000 on August 28, 2010.

Backlog totaled $7,494,000 on August 27, 2011 compared to $11,143,000 on November 30, 2010 and $11,154,000 as of August 28, 2010. The majority of the backlog is expected to be shipped in the next twelve  months and represents a well-distributed mix of the company’s products and technologies with 26% in the commercial market, 51% in the military market, and 23% in the space market compared to 5% in the commercial market, 62% in the military market, and 33% in the space market at August 28, 2010.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of August 27, 2011 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 27, 2011.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A   RISK FACTORS

Information about risk factors for the three months ended August 27, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     RESERVED

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

October 11, 2011	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 11, 2011	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer