Form 10-K
period 2011-11-30
MICROPAC INDUSTRIES INC
filed 2012-02-14
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equityheld by non-affiliates of the registrant as of  May 28, 2011, representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,551,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 14, 2012 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 7, 2012, is incorporated by reference in Part III to the extent described therein.

Table of Contents

		Page
Part I

Item 1.	Business	3

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	[Removed and Reserved]	8

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities
		8
Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21

Item 9A(T).	Controls and Procedures	21

Item 9B.	Other Information	22

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	22

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
		25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26

Item 14.	Principal Accounting Fees and Services	26

Part IV

Item 15.	Exhibits, Financial Statement Schedules	27

	Signatures	28

PART I

Item 1.	Business

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

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA)to MIL-PRF-38534 (class K-space level); MIL-PRF-19500 JANS (space level), MIL-PRF-28750 (class K- space level), and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration(NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification.

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 490 shareholders on November 30, 2011.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 34% of the Company’s sales for the fiscal year ended November 30, 2011, and were 30% for fiscal 2010.Standard components accounted for approximately 66% of the Company’s sales for the fiscal year ended November 30, 2011, and were 70% for fiscal 2010.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 38% of the Company’s business in 2011, and the optoelectronics product line accounted for 62% of the Company’s business in 2011, compared to 51% and 49% in 2010, respectively.

The Company’s core technology is the packaging and interconnects of miniature electronic components, utilizing thick film and thin film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components, and assemblies. The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect devices
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigations systems, control circuitry, powersupplies, laser positioning
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment, robotics

The Company has no patents, licenses, franchises or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges.We are not aware of any violations of export control regulations or any other applicable government regulations.

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

In 2011, the Company’s investment in technology through research and development, which was expensed, totaled approximately $610,000 ($455,000 in 2010).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $516,000 in non-recurring engineering revenue with offsetting costs recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 21% of the sales for fiscal year 2011 (13% in 2010) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $3,790,000 in 2011 compared to $3,026,000 in 2010 or 19% and 13% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASAcontracts accounted for approximately 62% of the Company’s revenues in 2011 compared to 76% in 2010.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell Int’l, and NASA.Noneof the Company’s customers accounted for 10% or more of the Company’s sales during 2011 and one customer, TRAX International, accounted for 23% of the Company’s sales during 2010.

BACKLOG

At November 30, 2011, the Company had a backlog of unfilled orders totaling approximately $6,231,000 compared to approximately $11,143,000 at November 30, 2010.  The Company expects to complete and ship most of its November 30, 2011 backlog during fiscal 2012.

EMPLOYEES

At November 30, 2011, the Company had 125 full-time employees (compared to 133 at November 30, 2010), of which 29 were executive and managerial employees, 30 were engineers and quality-control personnel, 14 were clerical and administrative employees, and 52 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 52 independent hybrid microcircuit manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs.  Micropac may compete with all of these for hybrid microcircuit business.  Some of the Company’s primary competitors are Teledyne Industries, Inc., MS Kennedy, Honeywell, Avago, and International Rectifier.

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

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas and subcontracts portions of the Company’s manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage.  There is no assurance that accidents will not occur.  If accidents do occur, the Company could be exposed to substantial liability. The Company maintains worker’s compensation insurance and general liability insurance for protection of its employees and for protection of the Company’s assets in Garland, Texas and for equipment and inventory located at the contract manufacturer in Juarez, Mexico. In addition to the basic policies mentioned, the Company maintains an umbrella insurance policy.  The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business.  In the opinion of the Company’s management, and its insurance advisors, the Company is adequately insured; however, the Company’s financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

The Company could be adversely affected by changes in laws and regulations made by U.S. and non U.S. governments and agencies dealing with foreign shipments.  Changes by regulatory agencies dealing with environmental issues could affect the cost of the Company’s products and make it hard for theCompany to be competitive with larger companies.

The Company is subject to the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, have a material adverse effect on our business, our financial condition and our results of operations and otherwise have a negative impact on the Company and its reputation.

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

Component shortages from suppliers could affect ability to manufacture products or delay shipments to customers

The Company relies on suppliers to deliver quality raw materials in a timely and cost effective manner.  Most of the materials and components are generally available from multiple sources; however, from time to time vendors do not deliver the product as needed due to manufacturing problems or a decision to discontinue that product. Such interruption of supply or price increases could have a material adverse effect on the Company’s operations; however, the Company is not currently impacted by materials shortages.

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

The Company may default on its line of credit

The Company currently has an existing line of credit with a Texas banking institution.  In connection therewith,the Company is obligated to maintain certain minimum financial requirements in order to receive advances therefrom. The Company is currently in compliance with such financialrequirements, but there is no guarantee that the Company will remain in compliance.  If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the line of credit will be impaired.

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers accounted for approximately 62% of the Company’s revenues in 2011and76% in 2010.  The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell International, and NASA.Noneof the Company’s customers accounted for 10% or more of the Company’s sales during 2011 and one customer, TRAX International, accounted for 23% of the Company’s sales during 2010.At any time a single customer may have a disproportionate and material impact on the Company’s operations and profit and loss.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

The Company occupies approximately 36,000 square feet of manufacturing, engineering and office space in Garland, Texas.  The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet.  The Company considers its facilities adequate for its current level of operations.

The Company also subcontracts some manufacturing to Inmobiliaria San Jose De Ciuddad Juarez S.A. DE C.V., a maquila contract manufacturer in Juarez, Mexico. The Company owns all equipment and inventory with temporary importation into Mexico under the maquila rules of Mexico. The Company does not lease or own any real property in Mexico.

The Company employs asales manager in Bremen, Germany who coordinates sales to Western European customers made by independent representatives. The sales manager maintains an office in a private residence. The Company does not lease or own any real property in Germany, or any other foreign country.

Item 3.	Legal Proceedings

The Company is not involved in any material current or pending legal proceedings.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 14, 2012, there were 490 shareholders of record of the Company’s common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2011	PRICE	PRICE
Fourth Quarter	$5.75	$4.69
Third Quarter	$9.07	$4.15
Second Quarter	$12.01	$6.70
First Quarter	$7.00	$6.50

Fiscal Year Ended November 30, 2010
Fourth Quarter	$7.24	$5.40
Third Quarter	$5.75	$4.76
Second Quarter	$5.70	$4.10
First Quarter	$6.02	$2.51

During the three month period ended November 30, 2011, approximately 5,672 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $4.69 to $5.75 per share.  For the two year period ending November 30, 2011, approximately 105,926 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $2.51 to a high of $12.01.  Due to this average monthly volume of approximately 8,827 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

The Company’s stock prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On January 10, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

On December 16, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2011.  The dividend payment was paid to the Company’s shareholders on February 10, 2011.

On December 12, 2011, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2012.  The  dividend was paid to the Company’s shareholders on  February 14, 2012.

Securities Issued under Equity Compensation Plan

In January 2001, the Company adopted the 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/11	11/30/10

Net Sales	100.0%	100.0%

Cost of sales	65.8%	63.3%
R & D	3.0%	2.0%
S, G, & A	19.2%	17.4%
Total Cost & Expenses	88.0%	82.7%

Operating Income	12.0%	17.3%

Other and Interest Income	.5%	.5%

Income Before Income Taxes	12.4%	17.8%

Provision for taxes	4.3%	6.1%

Net Income	8.1%	11.7%

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

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components such as catalog items.  Custom-designed components accounted for approximately 34% of the Company’s sales for the fiscal year ended November 30, 2011, and were 30% for fiscal 2010.Standard components accounted for approximately 66% of the Company’s sales for the fiscal year ended November 30, 2011, and were 70% for fiscal 2010.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

Sales in 2011 were approximately $20,205,000, a decrease of 12.4% or $2,865,000 compared to 2010 sales.  The major decrease in sales was in microcircuits space level products with a delay or decrease in new orders in the space industry.

Sales through the Company’s distribution channels were $3,790,000 in 2011 compared to $3,026,000 in 2010, or 19% and 13% of sales, respectively.

Approximately 21% of the sales for fiscal year 2011 (13% in 2010) were to international customers.

The Company’s major customers include contractors to the United States government with fixed price contracts. Sales to these customers for the Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 62% of the Company’s sales in 2011 compared to 76% in 2010.

New orders for fiscal year 2011 totaled $15,538,000 compared to $20,111,000 for fiscal 2010.  Approximately $9,977,000 of the new orders received in 2011 were delivered to customers in 2011, along with approximately $10,091,000 of the Company’s $11,143,000 backlog of orders at November 30, 2010 resulting in a total billing of $20,068,000. In addition, the Company recognized $133,000 in deferred revenue from advance billings and $4,000 in other revenue for total revenue of $20,205,000 in 2011.

The Company’s backlog as of November 30, 2011 was approximately $6,231,000, compared to approximately $11,143,000 on November 30, 2010.

The Company's management expects sales and operating income to decrease in 2012, based on the current backlog of space level product. The backlog of space level product decreased approximately $3,500,000 at November 30, 2011 compared to November 30, 2010.

Cost of sales, as a percentage of net sales, was 65.8% in 2011 compared to63.3% in 2010.  The increase of 2.5% as a percent of sales is attributable to lower sales volume of microcircuit space level products in 2011. In actual dollars, cost of sales decreased $1,301,000 for 2011 versus 2010 with a material cost decrease of $1,076,000 and labor cost decrease of $129,000 with the lower sales of space level products.

In 2011, the Company’s investment in technology through research and development, which was expensed, totaled approximately $610,000 ($455,000 in 2010).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

Selling, general, and administrative expenses totaled 19.2% of net sales in 2011, compared to 17.4% in 2010, based on lower sales in 2011. In dollars expensed, selling, general and administrative expenses totaled $3,878,000 in 2011 compared to $4,018,000 in 2010, a decrease of $140,000. The majority of the decrease was associated with lower commission expense associated with the lower sales in 2011.

Interest and other income for fiscal 2011 totaled $95,000 compared to $120,000 for fiscal 2010.  The other income is related to the reclamation of precious metals in 2011, such as gold and silver(from scrap and obsolete material), and sale of obsolete inventory during 2010.

Income before taxes for fiscal 2011 was approximately $2,511,000 or 12.4% of net sales, compared to $4,115,000 or 17.8% of net sales in fiscal 2010.The decrease in income was associated with the lower space level product sales.

Provisions for income tax for fiscal 2011 totaled $868,000 compared to $1,419,000 for fiscal 2010. The Company’s effective income tax rate was 35% for the year ended November 30, 2011, which is the same rate as in the prior year.

Net income after taxes totaled approximately $1,643,000 or $0.64 per share in 2011 versus 2010 net income of $2,696,000 or $1.05 per share.

Liquidity and Capital Resources

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texas banking institution for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit.

The Company realized $1,468,000 of cash inflows from operations in 2011, primarily from the combination of net income totaling $1,643,000 offset by a net change in working capital, depreciation and deferred taxof $175,000. The Company used $807,000 in cash for investment in additional manufacturing equipment and improvements to buildings in 2011 compared to $388,000 in 2010.

The Company issued a dividend payment of $.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2011, the Company had $8,488,000 in cash and cash equivalents compared to $9,085,000 in cash and cash equivalents on November 30, 2010. The Company held $2,000,000 in short term investments at November 30, 2011 and $1,000,000 at November 30, 2010.

The Company continues on-going investigations for the use of cumulative cash for business expansion andimprovements, such asoperational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2012 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2011.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements.

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

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company determines the need to write inventory down below its cost via an analysis based on the usage of inventory over a three year period and projected usage based on current backlog.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

13	Report of Independent Registered Public Accounting Firm

14	Balance Sheets as of November 30, 2011 and 2010

15	Statements of Income for the years ended November 30, 2011 and 2010

16	Statements of Shareholders’ Equity for the years ended November 30, 2011 and 2010

17	Statements of Cash Flows for the years ended November 30, 2011 and 2010

18-22	Notes to Financial Statements as of and for the years ended November 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 14, 2012

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2011 AND 2010
(Dollars in thousands except share data)

ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$8,488	$9,085
Short-term investments	2,000	1,000
Receivables, net of allowance for doubtful accounts
of $0 in 2011 and 2010	1,911	2,893
Inventories
Raw materials and supplies	2,803	2,302
Work-in-process	2,475	2,819
Total inventories	5,278	5,121

Deferred income taxes	720	913
Prepaid income tax	474	-
Prepaid expenses and other assets	145	239
Total current assets	19,016	19,251

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	882
Machinery and equipment	7,526	6,936
Furniture and fixtures	672	632
Total property, plant, and equipment	9,835	9,028
Less- accumulated depreciation	(7,901)	(7,582)
Net property, plant, and equipment	1,934	1,446

Total assets	$20,950	$20,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$359	$700
Accrued compensation	570	766
Accrued professional fees	38	36
Income taxes payable	98	75
Property taxes	82	81
Commissions payable	31	57
Deferred revenue	175	834
Other accrued liabilities	320	399
Total current liabilities	1,673	2,948

DEFERRED INCOME TAXES	420	277

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, authorized 10,000,000 shares
3,078,315 issued 2,578,315 outstanding at November 30, 2011
and November 30, 2010	308	308
Paid-in capital	885	885
Treasury stock, at cost, 500,000 shares	(1,250)	(1,250)
Retained earnings	18,914	17,529
Total shareholders’ equity	18,857	17,472

Total liabilities and shareholders’ equity	$20,950	$20,697

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010
(Dollars in thousands except share data)

	2011	2010

NET SALES	$20,205	$23,070

COSTS AND EXPENSES:
Cost of sales	13,301	14,602
Research and development	610	455
Selling, general, and administrative expenses	3,878	4,018

Total costs and expenses	17,789	19,075

OPERATING INCOME	2,416	3,995

Other income	95	117
Interest income	-	3

INCOME BEFORE INCOME TAXES	2,511	4,115

PROVISION FOR INCOME TAXES:
Current	532	1,203
Deferred	336	216

Total provision for income taxes	868	1,419

NET INCOME	$1,643	$2,696

BASIC AND DILUTED EARNINGS PER SHARE	$0.64	$1.05

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010
(Dollars in thousands)

	Common	Paid-in	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total

BALANCE, November 30, 2009	308	885	(1,250)	15,091	15,034

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	2,696	2,696

BALANCE, November 30, 2010	$308	$885	$(1,250)	$17,529	$17,472

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,643	1,643

BALANCE, November 30, 2011	$308	$885	$(1,250)	$18,914	$18,857

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010
(Dollars in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,643	$2,696
Adjustments to reconcile net income to
net cash provided by operating activities-
Depreciation and amortization	319	268
Deferred tax expense	336	215
Gain on sale of equipment	-	(3)
Changes in certain current assets and liabilities-
(Increase) decrease in receivables, net	982	(529)
(Increase) decrease in inventories	(157)	392
(Increase) decrease in prepaid expenses and other assets	94	(109)
Decreasein accounts payable	(341)	(13)
Increase (decrease)in accrued compensation	(196)	285
Increase in prepaid income taxes	(474)	-
Increase in income taxes payable	23	30
Increase (decrease) in deferred revenue	(659)	(690)
Increase (decrease) in all other accrued liabilities	(102)	380

Net cash provided by operating activities	1,468	2,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturity of short term investment, net	(1,000)	-
Proceeds from sale of equipment	-	7
Additions to property, plant, and equipment	(807)	(388)

Net cash used in investing activities	(1,807)	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(258)	(258)

Net cash used in financing activities	(258)	(258)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(597)	2,283

CASH AND CASH EQUIVALENTS, beginning of year	$9,085	$6,802

CASH AND CASH EQUIVALENTS, end of year	$8,488	$9,085

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes, net of refunds received	$983	$1,171

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011 AND 2010

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

Short-Term Investments

The Company has $2,000,000 in short term investments at November 30, 2011. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead.  All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company determines the need to write inventory down below its cost via an analysis based on the usage of inventory over a three year period and projected usage based on current backlog.

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

The Company previously adopted the provisions for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria.  The Company did not record any uncertain tax positions meeting the more likely than not criteria as of November 30, 2011 and 2010.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

The Company assesses long-lived assets for impairment inaccordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement.  When events or circumstances indicate that an asset may be impaired, an assessment is performed.  The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share giveseffect to all dilutive potential common shares.  During 2011 and 2010, the Company had no dilutive potential common stock.

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

3.         FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 and 2010.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2011 and 2010.

4.         NOTES PAYABLE TO BANKS:

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texas banking institution for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit. The Company is currently in compliance with such financialrequirements, but there is no guarantee that the Company will remain in compliance.  If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the line of credit will be impaired.

5.      RELATED PARTIES:

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2011 and $3,600 in 2010 in addition to fees received as a director and audit committee member.

6.         PRODUCT WARRANTIES:

In general, the Company warrants that its products, when delivered, will be free from defects in material workmanship under normal use and service.  The obligations are limited to replacing, repairing or giving credit for, at the option of the Company, any products that are returned within one year after the date of shipment.  The Company does not provide extended warranties.

The Company reserves for potential warranty costs based on historical warranty claims experience. While management considers the process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require management to adjust its reserve for potential warranty costs.

Warranty expense was $197,600 and $141,100 in 2011 and 2010, respectively.

7.         LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2011 and 2010 was $46,000.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

8.      EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $239,000 in 2011 and $222,000 in 2010.  Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years.  If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post retirement benefits to its employees at this time.

9. INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2011	2010
Current Provision:
Federal	$439,000	$1,063,000
State	93,000	141,000
	532,000	1,204,000

Deferred federal tax expense	336,000	215,000

Total	$868,000	$1,419,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2011	2010
Tax at 34% statutory rate	$854,000	$1,399,000
State income taxes, net of federal benefit	62,000	93,000
Section 199 Adjustment	(50,000)	(69,000)
Permanent differences and other	2,000	(4,000)

Income tax provision	$868,000	$1,419,000

The components of deferred tax assets and liabilities were as follows:

	November 30, 2011	November 30, 2010
Current Deferred Taxes
Inventory	397,000	432,000
Deferred revenue	60,000	284,000
Other accrued liabilities	263,000	197,000
Net current deferred tax asset	720,000	913,000

Non-current Deferred Taxes
Depreciation	(420,000)	(277,000)
Net deferred taxes	$300,000	$636,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies.  The Company’s major customers include contractors to the United States government with fixed price contracts. Sales to these customers for the Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 62% of the Company’s sales in 2011 compared to 76% in 2010.  Noneof the Company’s customers accounted for 10% or more of the Company’s sales during 2011 and one customer, TRAX International, accounted for 23% of the Company’s sales during 2010.

11.       SHAREHOLDERS’ EQUITY:

On January 10, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record on January 25, 2010.  The dividend payment was paid to shareholders on February 17, 2010.

On December 16, 2010, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record on January 18, 2011.  The dividend payment was paid to shareholders on February 10, 2011.

12.       SUBSEQUENT EVENTS

On December 12, 2011, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2012.  The dividend was paid to the Company’s shareholders on February 14, 2012.

Management has evaluated subsequent events after the balance sheet date, throughthe issuance of the financial statements, for appropriate accounting anddisclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal controlover financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and withthe participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and theChief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness ofits internal control over financial reporting as of November 30, 2011 as required by the Securities Exchange Act of 1934 Rule13a-15(c).In making this assessment, the Company’s management used the criteria set forth in the framework in “InternalControl – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Basedon the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s managementconcluded that the Company’s internal control over financial reporting was effective as of November 30, 2011.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders, as set forth below. The 2012 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 14, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	57	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

H. Kent Hearn	75	Director and
		Member of Audit Committee	February 1983

Heinz-Werner Hempel	83	Director and
		Member of Audit Committee	February 1997

Connie Wood	72	Secretary, Director and
		Member of Audit Committee	March 2002

Eugene Robinson	72	Director and
		Member of AuditCommittee	October 2008

Richard K. Hoesterey	69	Director and
		Member of AuditCommittee	October 2010

Patrick S. Cefalu	54	CFO, Executive Vice President	N/A

Mr. King is the current President and Chief Executive of the Company. Prior to November 2002, Mr. King was the President and Chief Operating Officer of Lucas Benning Power Electronics.  Mr. King joined the Company in November of 2002, and was elected Chief Executive Officer, President and Director in October 2005.

Mr. Hearn retired in December 2006.  Prior to his retirement, Mr. Hearn was a stockbroker withMilkie/Ferguson Investments, Inc. for 12 years.

Mr. Hempel has served as the Chief Operating Officer of HanseatischeWaren-Gesellschaft MBH & Co, KG, Bremen, Germany for over 25 years.

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

Mr.Hoesterey is an experienced executive with over 35 years in general management and manufacturing operations management in a variety of industries including high tech electronics, industrial products, and power regulation.  He served as the President and Chief Executive Officer of Components Corporation of America from January 2000 to August 2009.  In September 2009, he began serving as the President and Chief Executive Officer of R.K. Hoesterey& Associates.The Board of Directors elected Mr. Richard K. Hoesterey, 69, as a director to the board on October 14, 2010.

Mr. Cefalu has over 33 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

On August 3, 2010, Mr. James Murphey announced his resignation as a Director of the Company due to health reasons.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2011. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2011.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Hearn, Mr. Robinson, Mr. Hoestery and Ms. Wood.  Ms. Wood, Mr. Hearn, Mr. Hoestery and Mr. Robinson attended all of the meetings.  Mr. Hempel attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2011.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2011.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Mrs. Wood and MessrsRobinson and Hearn attended all of the meetings.  Mr. Hoestery attended three(3) of the meetings and Mr. Hempel attended one (1) of the meetings.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant’s the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2011, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executiveofficers, and 10% stockholders to file reports of ownership and reports ofchange in ownership of the Company's equity securitieswith the Securities and Exchange Commission. Directors, executive officers, and10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reportsfurnished, the Company believes that during thefiscal year ended November 30, 2011, the Company's directors, executive officers,and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation
The information set forth in the 2012 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2011, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2011.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2011	$247,968	$45,000	$27,320	$320,288
President and	2010	$248,504	$ 3,000	$24,204	$275,708
Chief Executive Officer (1)	2009	$246,716	$25,200	$21,626	$293,542

Patrick Cefalu,	2011	$145,272	$35,000	$2,607	$182,879
Vice President and	2010	$145,325	$ 3,000	$7,351	$155,676
Chief Financial Officer	2009	$144,133	$25,200	$8,907	$178,240

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years.  In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.  In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 forrenewable  terms of three (3) yearswith annual increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 months salary as severance payments.

The Board of Directors reviews and approves the Company annual bonus payments structure. In 2010 the Directors approved a bonus payment paid on December 20, 2010 of $45,000 to Mr. King and $35,000 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2011, Mr. King received $2,139 and Mr. Cefalu received $1,804, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2011, the Company made contributions to the Plan for Mr. King in the amount of $14,256, which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time.  In 2011, Mr. King received $9,552 and Mr. Cefalu did not receive any unused vacation pay.

During the fiscal year ended November 30, 2011, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $1,373 and $803, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2011.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

H. Kent Hearn (3)	3,500	Less than .2%

Mark King (3)	12,200	Less than .5%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Connie Wood (3)	6,000	Less than .2%

All officers and directors	1,974,277	76.7%
as a group (7 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

(2)
The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987.  The Ancillary Agreement primarily obligates the Company to register Mr. Hempel'sstock and allows Mr. Hempel to participate in any sale of stock by the Company.

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

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2011 and $3,600 in 2010 in addition to fees received as a director and audit committee member.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2011.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2011 and November 30, 2010, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $123,000 and $115,000, respectively.

TAX FEES

KPMG LLP fees for tax advisory and tax return preparation services were $31,000in 2011, and fees for tax return preparation services were $38,500 in 2010.

ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requests that KPMG LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG LLP in advance of performing such services.  The Audit Committee approves all KPMG LLP services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, asadopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPAC INDUSTRIES, INC.

By:	/s/ Mark King
Mark King
Presidentand Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick Cefalu
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated:  02/14/2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/14/2012.

/s/ Connie Wood	/s/ H. Kent Hearn
Connie Wood, Director	H. Kent Hearn, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel
Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Mark King
Eugene Robinson, Director	Mark King, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2011

MARK KING
Chief Executive Officer
Chairman of the Board
Micropac Industries, Inc

CONNIE WOOD
Retired Chief Executive Officer
Micropac Industries, Inc.

HEINZ-WERNER HEMPEL
Chief Operating Officer
HanseatisheWarenHandelsgesellschaft MBH & Co. KG, Bremen, Germany

H. KENT HEARN
Retired Stockbroker
Milkie-Ferguson, Dallas, Texas

RICHARD HOESTEREY
Retired

EUGENE ROBINSON
Retired

PATRICK CEFALU
Executive Vice President
Chief Financial Officer
Micropac Industries, Inc.

LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Secore& Waller, L.L.P.	Securities Transfer
Dallas, Texas	Frisco, Texas