Form 10-Q
period 2012-02-25
MICROPAC INDUSTRIES INC
filed 2012-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012
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

On April 10, 2012 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 25,2012

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 25, 2012 (unaudited) and November 30, 2011
Condensed Statements of Operations for the three months ended February 25, 2012 and February 26, 2011 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 25, 2012 and February 26, 2011 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	02/25/12	11/30/11
	(Unaudited)

Cash and cash equivalents	$7,781	$8,488
Short-term investment	2,003	2,000
Accounts receivable	2,119	1,911
Inventories:
Raw materials	2,597	2,803
Work-in process	2,664	2,475
Total inventories	5,261	5,278
Deferred income tax	720	720
Prepaid income tax	432	474
Prepaid expenses and other assets	72	145
Total current assets	18,388	19,016

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	1,059
Machinery and equipment	7,590	7,526
Furniture and fixtures	672	672
Total property, plant, and equipment	9,899	9,835
Less accumulated depreciation	(7,986)	(7,901)
Net property, plant, and equipment	1,913	1,934

Total assets	$20,301	$20,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$343	$359
Accrued compensation	361	570
Deferred revenue	39	175
Other accrued liabilities	361	471
Income taxes payable	100	98
Total current liabilities	1,204	1,673

DEFERRED INCOME TAXES	420	420

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares,3,078,315 issued and 2,578,315 outstanding at February 25, 2012 and November 30, 2011	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	18,734	18,914

Total shareholders’ equity	18,677	18,857

Total liabilities and shareholders’ equity	$20,301	$20,950

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended
	02/25/12	02/26/11

NET SALES	$3,714	$5,590

COST AND EXPENSES:

Cost of goods sold	(2,605)	(3,402)

Research and development	(122)	(149)

Selling, general & administrative expenses	(868)	(980)

Total cost and expenses	(3,595)	(4,531)

OPERATING INCOME BEFORE INTEREST AND TAXES	119	1,059

Interest and other income	3	-

INCOME BEFORE TAXES	$122	$1,059 8

Provision for taxes	(44)	(381)

NET INCOME	$78	$678
NET INCOME PER SHARE, BASIC AND DILUTED	$0.03	$0.26

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	2/25/12	2/26/11
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78	$678
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	85	70
Changes in certain current assets and liabilities:
(Increase)decrease in accounts receivable	(208)	205
Decrease in inventories	17	7
(Increase) decreasein prepaid expenses and other current assets	115	(55)
Decrease in accounts payable	(16)	(61)
Decrease in accrued compensation	(209)	(345)
Decrease in deferred revenue	(136)	(76)
Decrease in other accrued liabilities	(110)	(91)
Increase in income taxes payable	2	374

Net cash provided by (used in) operating activities	(382)	706

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(3)	(1,000)
Additions to property, plant and equipment	(64)	(255)

Net cash used in investing activities	(67)	(1,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(707)	(807)

Cash and cash equivalents at beginning of period	8,488	9,085

Cash and cash equivalents at end of period	$7,781	$8,278

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$-	$7

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 25, 2012, the results of operations for the three months ended February 25, 2012and February 26, 2011, and the cash flows for the three monthsended February 25, 2012and February 26, 2011. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,003,000 in short term investments at February 25, 2012. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of February 25, 2012 and November 30, 2011.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 25, 2012 and November 30, 2011.

Note 4 RELATED PARTIES

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company.Mr. Robinson was not paid any advisory services fees in the first quarters of 2012 and 2011.

Note 5STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 6 COMMITMENTS

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texasbanking institution for a term of two years.  The interest rate is equal to the prime rate. The line of creditrequires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, usedany of the available line of credit. The Company is currently in compliance with such financial requirements,but there is no guarantee that the Company will remain in compliance.  If the Company does not maintaincompliance with each of the requirements, its ability to receive advances from the line of credit will beimpaired.

Note 7 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods.Dilutedearningspersharegive effect to all dilutive potentialcommonshares.For the three months ended February 25, 2012and February 26, 2011, the Company had no dilutive potential common stock.

Note 8 SHAREHOLDERS’ EQUITY

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

Note 9 SUBSEQUENT EVENTS

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

Results of Operations
	Three months ended
	2/25/2012	2/26/2011
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	70.1%	60.9%
Research and development	3.3%	2.7%
Selling, general & administrative expenses	23.4%	17.5%
Total cost and expenses	96.8%	81.1%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	3.2%	18.9%

Interest and other income	0.1%	0.0%

INCOME BEFORE TAXES	3.3%	18.9%

Provision for taxes	1.2%	6.8%

NET INCOME	2.1%	12.1%

Sales for the first quarter ended February 25, 2012 totaled $3,714,000. Sales for the first quarter decreased 33.6% or $1,876,000 below sales for the same period of 2011. Sales were 21% in the commercial market, 59% in the military market, and 20% in the space market compared to 21% in the commercial market, 44% in the military market, and 35% in the space market for the same period of 2011. The major decrease in sales was in microcircuits space level products with a delay or decrease in new orders in the space industry and a delay in a new order for a custom military optoelectronics product. The Company received a purchase order of the custom militaryoptoelectronics product in February 2012 with shipments starting in March 2012.

Two customers accounted for 13% and 10% of the Company’s sales for the first quarter of 2012 while one customer accounted for 17%of the Company’s sales for the first quarter of 2011.

The Company's management expects sales and operating income to decrease in 2012 as compared to 2011, based on the current backlog of space level product. The Company anticipates new orders for space level products in the second half of 2012, however with long lead times on material purchases the majority of shipments will occur in future years.

Cost of goods sold for the first quarter 2012 versus 2011 totaled 70.1% and 60.9% of net sales, respectively.  The increase in cost of goods sold as a percentage of sales resulted from the lower sales overall as well as mix of products with a decrease in sales of products with higher margins. Cost of goods sold decreased $797,000 in the first quarter of 2012 as compared to 2011with a decrease in material cost of $544,000, labor cost of $41,000 and overhead cost of $212,000. The majority of the overhead cost decrease was associated with employees retiring not being replaced.

Research and development cost decreased $27,000 for the first quarter of 2012 compared to the same period of 2011. The research and development expenditures were associated with continued development of power management products.

Selling, general and administrative expenses for the first quarter of 2012 totaled 23.4% of net sales, compared to 17.5% for the same period in 2011. Selling, general and administrative expenses decreased $112,000 in the first quarter of 2012 as compared to 2011.The major decrease was associated with a reduction in overall administrative cost with several administrative employees leaving the Company for other opportunitiesand a reduction in commission expenses with the lower sales.

Provisions for taxes deceased $337,000 for the first quarter of 2012 compared to the same period in 2011. The estimated effective tax rate was 36% for both periods.

Liquidity and Capital Resources

Cash and cash equivalents totaled $7,781,000 as of February 25, 2012 compared to $8,488,000 on November 30, 2011, a decrease of $707,000.  The decrease in cash and cash equivalents is primarily attributable to $382,000 cash used in operations, the payment of a cash dividend of $258,000, and the investment of $64,000 in equipment.

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

Outlook

New orders for the first quarter of 2012 totaled $4,174,000 compared to $3,953,000 for the comparable period of 2011, an increase of 6%.

Backlog totaled $6,768,000 on February 25, 2012 compared to $9,819,000 as of February 26, 2011 and $6,231,000 on November 30, 2011.

The decrease in backlog is primarily attributable to a delay or decrease in new orders in the space level products during the second half of 2011 and continuing into 2012.The Company anticipates new orders for space level products in the second half of 2012, however with long lead times on material purchases the majority of shipments will occur in future years.The majority of the backlog is shippable in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,363,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of February 25, 2012 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 25, 2012.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  The Company is not involved in any material current or pending legal proceedings.

ITEM 1A   RISK FACTORS

  Information about risk factors for the three months ended February 25, 2012does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURE

Not Applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this reportto be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

April 10, 2012	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 10, 2012	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer