Form 10-Q
period 2012-05-26
MICROPAC INDUSTRIES INC
filed 2012-07-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

On July 10, 2012 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 26, 2012

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 26, 2012 (unaudited) and November 30, 2011
Condensed Statements of Operations for the three and six months ended May 26, 2012 and May 28, 2011 (unaudited)
Condensed Statements of Cash Flows for the six months ended May 26, 2012 and May 28, 2011 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

CURRENT ASSETS	05/26/12	11/30/11
	(Unaudited)

Cash and cash equivalents	$7,404	$8,488
Short-term investment	2,003	2,000
Accounts receivable	2,430	1,911
Inventories:
Raw materials	2,825	2,803
Work-in process	2,570	2,475
Total inventories	5,395	5,278
Prepaid expenses and other current assets	114	145
Prepaid income tax	432	474
Deferred income tax	720	720
Total current assets	18,498	19,016

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	1,059
Machinery and equipment	7,610	7,526
Furniture and fixtures	672	672
Total property, plant, and equipment	9,919	9,835
Less accumulated depreciation	(8,067)	(7,901)
Net property, plant, and equipment	1,852	1,934
Total assets	$20,350	$20,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$391	$359
Accrued compensation	388	570
Other accrued liabilities	387	471
Deferred revenue	39	175
Income taxes payable	36	98
Total current liabilities	1,241	1,673

DEFERRED INCOME TAXES	420	420

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 26, 2012 and November 30, 2011	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	18,746	18,914

Total shareholders’ equity	18,689	18,857

Total liabilities and shareholders’ equity	$20,350	$20,950

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	05/26/12	05/28/11	05/26/12	05/28/11

NET SALES	$4,098	$5,437	$7,812	$11,027

COST AND EXPENSES:

Cost of goods sold	(3,054)	(3,529)	(5,659)	(6,931)

Research and development	(81)	(246)	(203)	(395)

Selling, general & administrative expenses	(947)	(978)	(1,815)	(1,958)

Total cost and expenses	(4,082)	(4,753)	(7,677)	(9,284)

OPERATING INCOME BEFORE INTEREST,OTHER INCOME AND INCOME TAXES	16	684	135	1,743

Interest and other income	3	7	6	7

INCOME BEFORE TAXES	$19	$691 8	$141	$1,750

Provision for taxes	(7)	(249)	(51)	(630)

NET INCOME	$12	$442	$90	$1,120
NET INCOME PER SHARE, BASIC AND DILUTED	$-	$.17	$.03	$.43

DIVIDENDS PER SHARE	$-	$-	$.10	$.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	5/26/12	5/28/11
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90	$1,120
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	166	148
Changes in certain current assets and liabilities
(Increase) decrease in accounts receivable	(519)	933
(Increase) decrease in inventories	(117)	5
Decrease in prepaid expense and other current assets	73	8
Decrease in deferred revenue	(136)	(676)
Increase in accounts payable	32	87
Decrease in accrued compensation	(182)	(241)
Decrease in other accrued liabilities	(84)	(128)
Decrease in income taxes payable	(62)	(64)

Net cash provided by (used in) operating activities	(739)	1,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(3)	(1,000)
Additions to property, plant and equipment	(84)	(682)

Net cash used in investing activities	(87)	(1,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,084)	(748)

Cash and cash equivalents at beginning of period	8,488	9,085

Cash and cash equivalents at end of period	$7,404	$8,337

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$69	$694

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 26, 2012, the results of operations for the three months and six months ended May 26, 2012 and May 28, 2011, and the cash flows for the six months ended May 26, 2012 and May 28, 2011. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,003,000 in short term investments at May 26, 2012. Short-term investments consist of certificates of deposit with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of May 26, 2012 and November 30, 2011.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 26, 2012 and November 30, 2011.

Note 4 RELATED PARTIES

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company. Mr. Robinson was paid $1,800 in advisory services fees in the second quarter  of 2012 and 2011.

Note 5 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 6 COMMITMENTS

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texas banking institution for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit. The Company is currently in compliance with such financial requirements.

Note 7 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three and six months ended May 26, 2012 and May 28, 2011, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/26/2012	5/28/2011	5/26/2012	5/28/2011
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	74.5%	64.9%	72.5%	62.9%
Research and development	2.0%	4.5%	2.6%	3.5%
Selling, general & administrative expenses	23.1%	18.0%	23.2%	17.8%
Total cost and expenses	99.6%	87.4%	98.3%	84.2%

OPERATING INCOME BEFORE INTEREST	.4%	12.6%	1.7%	15.8%
AND INCOME TAXES

Interest income	.1%	.1%	.1%	.1%

INCOME BEFORE TAXES	.5%	12.7%	1.8%	15.9%

Provision for taxes	.2%	4.6%	.6%	5.7%

NET INCOME	.3%	8.1%	1.2%	10.2%

Sales for the three and six month periods ended May 26, 2012 totaled $4,098,000 and $7,812,000, respectively.  Sales for the second quarter decreased 24.6% or $1,339,000 below sales for the same period of 2011, while sales for the first six months of 2012 decreased 29.2% or $3,215,000 below the first six months of 2011. Sales were 26% in the commercial market, 61% in the military market, and 13% in the space market for the six months ended May 26, 2012 compared to 22% in the commercial market, 42% in the military market, and 36% in the space market for the six months ended May 28, 2011.

The major decrease in sales was in microcircuits space level products with a delay or decrease in new orders in the space industry and a delay in a new order for a custom military optoelectronics product. The Company received an addition to a purchase order for a custom military optoelectronics product and a new order for a standard solid state relay on a military program in May 2012 totaling approximately $2,600,000. The Company's management expects sales and operating income to increase in the second half of 2012 as compared to the first half of 2012, based on the current backlog and anticipated new orders in the second half of 2012.

Two customers each accounted for 12% of the Company’s sales for the three months ended May 26, 2012 and one customer accounted for 12% of the Company’s sales for the six months ended May 26, 2012, while  one customer accounted for  23% and 11% of the Company’s sales for the three and six months ended May 28, 2011, respectively.

Cost of goods sold for the second quarters of 2012 and 2011 totaled 74.5% and 64.9% of net sales, respectively, while cost of goods sold for the six months ended May 26, 2012 and May 28, 2011 totaled 72.5% and 62.9% of net sales, respectively.  The increase in cost of goods sold as a percentage of sales is attributable to changes in product mix and underabsorbed overhead cost. In actual dollars, cost of goods sold decreased $475,000 for the second quarter and decreased $1,272,000 for the first six months of 2012 as compared to the same periods in 2011.

Research and development expense decreased $165,000 for the second quarter of 2012 versus 2011 and decreased $192,000 for the first six months of 2012 compared to the same period of 2011. The research and development expenditures were associated with continued development of power management products. The decrease in research and development expense is a result of engineers supporting customer paid non-recurring engineering for the development of custom products for specific applications and supporting current manufacturing production orders requiring engineering support. In addition, the Company had several engineers leave the Company at the end of 2011 and first quarter of 2012. One engineer was replaced in the second quarter of 2012, while the other replacement has been delayed for several months.

Selling, general and administrative expense for the second quarter and first six months of 2012 totaled 23.1% and 23.2% of net sales, respectively, compared to 18.0% and 17.8% for the same periods in 2011. In actual dollars, selling, general and administrative expense decreased $31,000 for the second quarter and decreased $143,000 for the first six months of 2012 compared to the same periods in 2011. The major decrease was associated with a reduction in overall administrative cost with several administrative employees leaving the company for other opportunities and the Company assigning those job duties to other administrative associates. In addition, selling expense decreased with a reduction in commission expenses with the lower sales.

Accounts receivable, net, totaled $2,430,000 as of May 26, 2012 and represents an increase of $519,000 since November 30, 2011, due to slower collections with days sales of 53 compared to 40 days at November 30, 2011. The Company expects to collect all accounts receivable due.

Provisions for taxes decreased $579,000 for the first six months of 2012 compared to the same period in 2011. The estimated effective tax rate was 36% for both periods.

Liquidity and Capital Resources

Cash and cash equivalents totaled $7,404,000 as of May 26, 2012 compared to $8,488,000 on November 30, 2011, a decrease of $1,084,000.  The decrease in cash and cash equivalents is primarily attributable to $739,000 cash used from operations, the payment of a cash dividend of $258,000, and the investment of $84,000 in equipment.

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texas banking institution for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit. The Company is currently in compliance with such financial requirements, but there is no guarantee that the Company will remain in compliance.  If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the line of credit will be impaired

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the second quarter and year-to-date 2012 totaled $6,934,000 and $11,109,000, respectively, compared to $3,662,000 and $7,852,000 for the comparable periods of 2011.  The fluctuation resulted from an increase in new orders for solid state relays and a custom optoelectronic product to the military. Management anticipates a continued upside in new orders for the remainder of 2012.

Backlog totaled $9,606,000 on May 26, 2012 compared to $8,024,000 as of May 28, 2011 and $6,231,000 on November 30, 2011. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company’s products and technologies with14% in the commercial market, 71% in the military market, and 15% in the space market compared to 26% in the commercial market, 48% in the military market, and 26% in the space market at May 28, 2011. The majority of the increase in the backlog is in solid state relays and a custom optoelectronic product ordered by the military.

The Company's management expects sales and operating income to increase in the second half of 2012 as compared to the first half of 2012, based on the current backlog and anticipated new orders in the second half of 2012.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of May 26, 2012 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 26, 2012.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

                                    The Company is not involved in any material current or pending legal proceedings.

ITEM 1A                    RISK FACTORS

Information about risk factors for the three months ended May 26, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2011.

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

MICROPAC INDUSTRIES, INC.

July 10, 2012	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 10, 2012	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer