Form 10-Q/A
period 2012-05-26
MICROPAC INDUSTRIES INC
filed 2012-07-16
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A

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

FORM 10-Q/A

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

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

EXPLANATORY NOTE TO AMENDMENT NO.1 ON FORM 10-Q/A

This is Amendment No. 1 to the Registrant's  quarterly report on Form 10-Q for the quarter ended May 26, 2012,  which was originally  filed with the Securities and Exchange Commission on July 10, 2012. This Amendment No. 1 is being filed to change a typographical error on the income before taxes line for the three months ended 05/28/2011 of the Condensed Statement of Operations.

As reported on 10-Q

	Three months ended		Six months ended
	05/26/12	05/28/11	05/26/12	05/28/11

INCOME BEFORE TAXES	$19	$691 8	$141	$1,750

Change on 10-Q/A

	Three months ended		Six months ended
	05/26/12	05/28/11	05/26/12	05/28/11

INCOME BEFORE TAXES	$19	$691	$141	$1,750

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q.

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

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	05/26/12	05/28/11	05/26/12	05/28/11

NET SALES	$4,098	$5,437	$7,812	$11,027

COST AND EXPENSES:

Cost of goods sold	(3,054)	(3,529)	(5,659)	(6,931)

Research and development	(81)	(246)	(203)	(395)

Selling, general & administrative expenses	(947)	(978)	(1,815)	(1,958)

Total cost and expenses	(4,082)	(4,753)	(7,677)	(9,284)

OPERATING INCOME BEFORE INTEREST,OTHER INCOME AND INCOME TAXES	16	684	135	1,743

Interest and other income	3	7	6	7

INCOME BEFORE TAXES	$19	$691	$141	$1,750

Provision for taxes	(7)	(249)	(51)	(630)

NET INCOME	$12	$442	$90	$1,120
NET INCOME PER SHARE, BASIC AND DILUTED	$-	$.17	$.03	$.43

DIVIDENDS PER SHARE	$-	$-	$.10	$.10

WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

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

MICROPAC INDUSTRIES, INC.

July 16, 2012	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 16, 2012	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer