Form 10-Q
period 2012-08-25
MICROPAC INDUSTRIES INC
filed 2012-10-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

(972) 272-3571
Registrant’s Telephone Number, including Area Code

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

On October 9, 2012 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 25, 2012

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 25, 2012 (unaudited) and November 30, 2011
Condensed Statements of Operations for the three and nine months ended August 25, 2012 and August 27, 2011 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 25, 2012 and August 27, 2011 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
CURRENT ASSETS	8/25/2012	11/30/2011
	(Unaudited)

Cash and cash equivalents	$7,124	$8,488
Short-term investment	2,003	2,000
Accounts receivable	2,531	1,911
Inventories:
Raw materials	3,039	2,803
Workin process	2,939	2,475
Total inventories	5,978	5,278

Prepaid expenses and other current assets	331	145
Prepaid income tax	341	474
Deferred income tax	590	720
Total current assets	18,898	19,016

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,059	1,059
Machinery and equipment	7,911	7,526
Furniture and fixtures	672	672
Total property, plant, and equipment	10,220	9,835
Less accumulated depreciation	(8,141)	(7,901)
Net property, plant, and equipment	2,079	1,934

Total assets	$20,977	$20,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$863	$359
Accrued compensation	450	570
Other accrued liabilities	182	471
Deferred revenue	5	175
Income taxes payable	37	98
Total current liabilities	1,537	1,673

DEFERRED INCOME TAXES	394	420

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 25, 2012 and November 30, 2011	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	19,103	18,914

Total shareholders’ equity	19,046	18,857

Total liabilities and shareholders’ equity	$20,977	$20,950

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Nine months ended
	8/25/2012	8/27/2011	8/25/2012	8/27/2011

NET SALES	$4,632	$4,624	$12,444	$15,651
COST AND EXPENSES:
Cost of goods sold	(2,952)	(3,083)	(8,611)	(10,014)
Research and development	(168)	(89)	(371)	(484)
Selling, general & administrative expenses	(976)	(937)	(2,791)	(2,895)
Total cost and expenses	(4,096)	(4,109)	(11,773)	(13,393)

OPERATING INCOME BEFORE INTEREST,	536	515	671	2,258
OTHER INCOME AND INCOME TAXES
Interest and other income	21	7	27	14
INCOME BEFORE TAXES	$557	$522	698	$2,272
Provision for taxes	(200)	(188)	(251)	(818)
NET INCOME	$357	$334	$447	$1,454
NET INCOME PER SHARE, BASIC AND DILUTED	$0.14	$0.13	$0.17	$0.56
DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10
WEIGHTED AVERAGE OF SHARES, Basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/25/2012	8/27/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$447	$1,454
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	240	234
Deferred tax expense	104	-
Changes in certain current assets and liabilities
(Increase) decrease in accounts receivable	(620)	512
Increase in inventories	(700)	(179)
Increase in prepaid expense and other current assets	(53)	(104)
Decrease in deferred revenue	(170)	(735)
Increase in accounts payable	504	80
Decrease in accrued compensation	(120)	(195)
Decrease in other accrued liabilities	(289)	(132)
(Decrease) increase in income taxes payable	(61)	32

Net cash provided by (used in) operating activities	(718)	967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(3)	(1,000)
Additions to property, plant and equipment	(385)	(727)

Net cash used in investing activities	(388)	(1,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,364)	(1,018)

Cash and cash equivalents at beginning of period	8,488	9,085

Cash and cash equivalents at end of period	$7,124	$8,067

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$75	$978

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 25, 2012, the results of operations for the three months and nine months ended August 25, 2012 and August 27, 2011, and the cash flows for the nine months ended August 25, 2012 and August 27, 2011. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,003,000 in short term investments at August 25, 2012. Short-term investments consist of certificates of deposit with original maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with original maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of August 25, 2012 and November 30, 2011.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 25, 2012 and November 30, 2011.

Note 4 RELATED PARTIES

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company. Mr. Robinson was paid $1,800 in advisory services fees in both 2012 and 2011.

Note 5 STOCK-BASED COMPENSATION

On March 1, 2001, the Company’s shareholders approved the 2001 Employee Stock Option Plan (the “Stock Plan”) with 500,000 options available to be granted.  No options have been granted to date.

Note 6 COMMITMENTS

On June 1, 2011, the Company renewed a $6,000,000 revolving line of credit agreement with a Texas banking institution for a term of two years.  The interest rate is equal to the prime rate. The line of credit requires that the Company maintain a quick ratio of at least 1:1, maintain a tangible net worth of $10,000,000 and maintain a total liabilities to tangible net worth of less than 1.25:1. The Company has not, to date, used any of the available line of credit. The Company is currently in compliance with all financial covenants.

Note 7 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three and nine months ended August 25, 2012 and August 27, 2011, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Nine months ended
	8/25/2012	8/27/2011	8/25/2012	8/27/2011
NET SALES	100.00%	100.00%	100.00%	100.00%

COST AND EXPENSES:
Cost of Goods Sold	63.7%	66.7%	69.2%	64.0%
Research and development	3.6%	1.9%	3.0%	3.1%
Selling, general & administrative expenses	21.1%	20.3%	22.4%	18.5%
Total cost and expenses	88.4%	88.9%	94.6%	85.6%

OPERATING INCOME BEFORE INTEREST	11.6%	11.1%	5.4%	14.4%
AND INCOME TAXES

Interest income	0.4%	0.2%	0.2%	0.1%

INCOME BEFORE TAXES	12.0%	11.3%	5.6%	14.5%

Provision for taxes	4.3%	4.1%	2.0%	5.2%

NET INCOME	7.7%	7.2%	3.6%	9.3%

Sales for the three and nine month periods ended August 25, 2012 totaled $4,632,000 and $12,444,000, respectively.  Sales for the third quarter increased $8,000compared to the same period of 2011, while sales for the first nine months of 2012 decreased $3,207,000 or 20.5% below the first nine months of 2011. Sales were 25% in the commercial market, 60% in the military market, and 15% in the space market for the ninemonths ended August 25, 2012 compared to 21% in the commercial market, 46% in the military market, and 33% in the space market for the nine months ended August 25, 2011. The major decrease in sales was in microcircuits space level products with a delay or decrease in new orders in the space industry.

The Company's management expects sales and operating income during the fourth quarter to remain consistent with the third quarter resulting in a decrease in sales and profit for 2012 as compared to 2011. The current economic downturn and government funding is resulting in delayed or cancelled satellite programs resulting in lower new orders for space level solid state power controllers, lower sales and lower profits.

Two customers accounted for 15% and 10% of the Company’s sales for the three months ended August 25, 2012and the same two customers accounted for 11% and 12% of the Company’s sales for the nine months ended August 25, 2012.One customer accounted for 18% and 10% of the Company’s sales for the three and nine months ended August 27, 2011, respectively.

Cost of goods sold for the third quarters of 2012 and 2011 totaled 63.7% and 66.7% of net sales, respectively, while cost of goods sold for the nine months ended August 25, 2012 and August 27, 2011 totaled 69.2% and 64.0% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales for the 3 months ended August 25, 2012 compared to the same period of 2011 is associated with increased sales of custom displays and sensors with higher gross margins and the release of a customer warranty reserve offset by the cost to rework and replace the units. The increase in cost of goods sold as a percentage of sales for the nine months ended is attributable to changes in product mix and underabsorbed overhead cost. In actual dollars, cost of goods sold decreased $131,000 for the third quarter and decreased $1,403,000 for the first nine months of 2012 as compared to the same periods in 2011.

Research and development expenseincreased $79,000 for the third quarter of 2012 versus 2011 and decreased $113,000 for the first nine months of 2012 compared to the same period of 2011. The research and development expenditures were associated with continued development of power management products and high voltage optocouplers to be sold to various existing or new customers.The decrease in research and development expense for the nine months ended August, 25, 2012 is associated with several engineers leavingthe Company at the end of 2011 and first quarter of 2012. One engineer was replaced in the second quarter of 2012, while the other engineers have not been replaced.

Selling, general and administrative expense for the third quarter and first nine months of 2012 totaled 21.1% and 22.4% of net sales, respectively, compared to 20.3% and 18.5% for the same periods in 2011. In actual dollars, selling, general and administrative expense increased $39,000 for the third quarter and decreased $104,000 for the first nine months of 2012 compared to the same periods in 2011. The dollar decrease resulted from lower health insurance expense due to a change in health care providers, as well as decreased incentive compensation as a result of decreased sales and profits.

Provisions for taxes increased $12,000 for the third quarter and decreased $567,000 for the first nine months of 2012 compared to the same periods in 2011. The estimated effective tax rate was 36% for all periods presented during 2012 and 2011.

Accounts receivable, net, totaled $2,531,000 as of August 25, 2012 and represents anincrease of $620,000 since November 30, 2011, due to slower collections with days sales outstanding of 49 compared to 40 days at November 30, 2011. The Company expects to collect all accounts receivable due.

Inventory increased $700,000 since November 30, 2011 associated with material purchased on new orders for military solid state relays, a custom optoelectronic product to the military, and one new custom medical product.

Property, plant, and equipment investments totaled $385,000 since November 30, 2011. The Company invested in new automation equipment associatedwith die attach and wire bonding.

Accounts payable increased $504,000 since November 30, 2011 associated with an increase in orders and the purchase of associated material.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments totaled $9,127,000 as of August 25, 2012 compared to $10,488,000 on November 30, 2011, a decrease of $1,361,000.  The decrease in cash and cash equivalents is attributable to $718,000 of cash used in operations, payment of a cash dividend of $258,000, $3,000 invested in certificates of deposit and the investment of $385,000 in new production equipment.

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

Outlook

New orders for the third quarter and year-to-date 2012 totaled $6,374,000 and $17,483,000, respectively, compared to $4,040,000 and $11,893,000 for the comparable periods of 2011.The fluctuation resulted from an increase in new orders on solid state relays and a custom optoelectronic product to the military, and one new custom medical product.

Backlog totaled $11,354,000 on August 25, 2012 compared to $6,231,000 on November 30, 2011 and $7,494,000 as of August 25, 2011. The majority of the backlog is expected to be shipped in the next twelve months and represents a well-distributed mix of the company’s products and technologies with 27% in the commercial market, 55% in the military market, and 18% in the space market compared to 26% in the commercial market, 51% in the military market, and 23% in the space market at August 27, 2011.

The Company's management expects sales and operating income during the fourth quarter to remain consistent with the third quarter results resulting in a decrease in sales and profit for 2012 as compared to 2011. The current economic downturn and government funding is resulting in delayed or cancelled satellite programs resulting in lower new orders for space level solid state power controllers, lower sales and lower profits.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of August 25, 2012 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 25, 2012.

PART II - OTHER INFORMATION

ITEM 1.

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A

Information about risk factors for the three months ended August 25, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2011.

ITEM 2.

None

ITEM 3.

None

ITEM 4.

Not Applicable

ITEM 5.

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

MICROPAC INDUSTRIES, INC.

October 9, 2012	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 9, 2012	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer