Form 10-K
period 2012-11-30
MICROPAC INDUSTRIES INC
filed 2013-02-14
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  May 26, 2012, representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,201,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 14, 2013 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 12, 2013, is incorporated by reference in Part III to the extent described therein.

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

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 482 shareholders on November 30, 2012.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 36% of the Company’s sales for the fiscal year ended November 30, 2012, and were 34% for fiscal 2011.Standard components accounted for approximately 64% of the Company’s sales for the fiscal year ended November 30, 2012, and were 66% for fiscal 2011.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 30% of the Company’s business in 2012, and the optoelectronics product line accounted for 70% of the Company’s business in 2012, compared to 38% and 62% in 2011, respectively.

The Company’s core technology is the packaging and interconnects of miniature electronic components, utilizing thick film substrates and forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components, and assemblies. The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect devices
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment, robotics

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

Five of the Company’s principal product families require government approval.  Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534, MIL-PRF-19500 and MIL-PRF-28750.  In addition, several customers require the Company maintain ISO 9001-2002 certifications. We expect to maintain these certifications and qualifications; however, the loss of any of these certifications would have a significant negative impact on our business.

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

In 2012, the Company’s investment in technology through research and development, which was expensed, totaled approximately $574,000 ($610,000 in 2011).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $220,000 in non-recurring engineering revenue with costs recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 18% of the sales for fiscal year 2012 (21% in 2011) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $5,127,000 in 2012 compared to $3,790,000 in 2011, or 29% and 19% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 65% of the Company’s revenues in 2012 compared to 62% in 2011.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and NASA. Two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012 and no customer accounted for 10% or more of the Company’s sales during 2011.

BACKLOG

At November 30, 2012, the Company had a backlog of unfilled orders totaling approximately $9,850,000 compared to approximately $6,231,000 at November 30, 2011.  The Company expects to complete and ship most of its November 30, 2012 backlog during fiscal 2013.

EMPLOYEES

At November 30, 2012, the Company had 120 full-time employees (compared to 125 at November 30, 2011), of which 26 were executive and managerial employees, 32 were engineers and quality-control personnel, 21 were clerical and administrative employees, and 41 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 46 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs.  Micropac may compete with all of these for hybrid microcircuit business.  Some of the Company’s primary competitors are Teledyne Industries, Inc., MS Kennedy, Honeywell, Avago, and International Rectifier.

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

Some of the Company’s primary suppliers are International Rectifier, NTK Technologies, Electrovac, Schott Glass, Semi-Dice, Colonial Circuits, Cirexx, and Micross Components.

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

The Company could be adversely affected by changes in laws and regulations made by U.S. and non U.S. governments and agencies dealing with foreign shipments.  Changes by regulatory agencies dealing with environmental issues could affect the cost of the Company’s products and make it hard for the Company to be competitive with larger companies.

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

General economic downturn

The Company cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn. If the Company’s supply chain is adversely affected by the current economic downturn, this could result in the Company’s inability to secure materials and could have adverse effects on the Company’s ability to deliver products on a timely basis.

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

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers accounted for approximately 65% of the Company’s revenues in 2012 and 62% in 2011.  The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, and NASA. Two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012 and no customer accounted for 10% or more of the Company’s sales during 2011.

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

The Company employs a sales manager in Bremen, Germany who coordinates sales to Western European customers made by independent representatives. The sales manager maintains an office in a private residence. The Company does not lease or own any real property in Germany, or any other foreign country.

Item 3.	Legal Proceedings

The Company is not involved in any material current or pending legal proceedings.

Item 4.	Mine Safety Disclosure
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 14, 2013, there were 482 shareholders of record of the Company’s common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2012	PRICE	PRICE
Fourth Quarter	$5.90	$5.51
Third Quarter	$5.95	$5.20
Second Quarter	$5.90	$5.21
First Quarter	$5.50	$4.84

Fiscal Year Ended November 30, 2011
Fourth Quarter	$5.75	$4.69
Third Quarter	$9.07	$4.15
Second Quarter	$12.01	$6.70
First Quarter	$7.00	$6.50

During the three month period ended November 30, 2012, approximately 51,600 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $5.51 to $5.90 per share.  For the two year period ending November 30, 2012, approximately 620,000 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $4.15 to a high of $12.01.  Due to this average monthly volume of approximately 26,000 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

The Company’s stock prices quoted on the OTC Bulletin Board over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend will be paid to shareholders on   or about February 14, 2013.

Securities Issued under Equity Compensation Plan

In January 2001, the Company adopted the 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan. The Stock Option Plan expired on January 1, 2011.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/12	11/30/11

Net Sales	100.0%	100.0%

Cost of sales	71.1%	65.8%
Research and Development	3.2%	3.0%
Selling , General, and Administrative	21.7%	19.2%
Total Cost & Expenses	96.0%	88.0%

Operating Income	4.0%	12.0%

Other and Interest Income	.4%	.5%

Income before Income Taxes	4.4%	12.4%

Provision for taxes	1.8%	4.3%

Net Income	2.6%	8.1%

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

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 36% of the Company’s sales for the fiscal year ended November 30, 2012, and were 34% for fiscal 2011.Standard components accounted for approximately 64% of the Company’s sales for the fiscal year ended November 30, 2012, and were 66% for fiscal 2011.

The Company provides microelectronic and optoelectronic components and assemblies along with contract electronic manufacturing services and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microcircuits product line, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 30% of the Company’s business in 2012, and the optoelectronics product line accounted for 70% of the Company’s business in 2012, compared to 38% and 62% in 2011, respectively.

Sales in 2012 were approximately $17,699,000, a decrease of 12.4% or $2,506,000 compared to 2011 sales.  The major decrease in sales was in microcircuits products with a delay or decrease in new orders in the space industry.

Sales through the Company’s distribution channels were $5,127,000 in 2012 compared to $3,790,000 in 2011 or 29% and 19% of sales, respectively.

Approximately 18% of the sales for fiscal year 2012 (21% in 2011) were to international customers.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 65% of the Company’s revenues in 2012 compared to 62% in 2011.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and NASA. Two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012 and no customer accounted for 10% or more of the Company’s sales during 2011.

New orders for fiscal year 2012 totaled $21,240,000 compared to $15,538,000 for fiscal 2011.  Approximately $11,797,000 of the new orders received in 2012 were delivered to customers in 2012, along with approximately $5,801,000 of the Company’s $6,231,000 backlog of orders at November 30, 2011 resulting in a total billing of $17,598,000. In addition, the Company recognized $99,000 in deferred revenue from advance billings and $2,000 in other revenue for total revenue of $17,699,000 in 2012. The Company, with agreement from the customer, closed several orders prior to completion totaling approximately $23,000.

At November 30, 2012, the Company had a backlog of unfilled orders totaling approximately $9,850,000 compared to approximately $6,231,000 at November 30, 2011.  The Company expects to complete and ship most of its November 30, 2012 backlog during fiscal 2013.

Cost of sales, as a percentage of net sales, was 71.1% in 2012 compared to 65.8% in 2011.  The increase of 5.3% as a percent of sales is attributable to a decrease of $2,500,000 in sales of several microcircuit space level products in 2012 which generate overall higher margins. In actual dollars, cost of sales decreased $715,000 for 2012 versus 2011.

In 2012, the Company’s investment in technology through research and development, which was expensed, totaled approximately $574,000 ($610,000 in 2011).  The Company’s research and development expenditures were directed primarily toward long-term specific customer requirements, some of which have future potential as Micropac proprietary products, and product development and improvement associated with the Company’s space level and other high reliability programs.

Selling, general, and administrative expenses totaled 21.7% of net sales in 2012, compared to 19.2% in 2011, based on lower sales in 2012. In dollars expensed, selling, general and administrative expenses totaled $3,836,000 in 2012 as compared to $3,878,000 in 2011, a decrease of $42,000. The majority of the decrease was associated with lower commission expense associated with the lower sales in 2012.

Interest and other income for fiscal 2012 totaled $79,000 compared to $95,000 for fiscal 2011.  The other income is related to the reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2012 was approximately $782,000, or 4.4% of net sales, compared to $2,511,000, or 12.4% of net sales in fiscal 2011.  The decrease in income was associated with the lower product sales.

Provisions for income tax for fiscal 2012 totaled $326,000 compared to $868,000 for fiscal 2011. The Company’s effective income tax rate was 42% for the year ended November 30, 2012 and was 35% for the year ended November 30, 2011. The increase in the effective rate was an increase in the Texas Franchise Tax that is based on margins as opposed to net income before taxes. As a percent of income before taxes, the Texas franchise tax was 7.7% in 2012 compared to 2.5% in 2011.

Net income totaled approximately $456,000 or $0.18 per share in 2012 versus 2011 net income of $1,643,000 or $0.64 per share.

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

The Company used $403,000 of cash from operations in 2012, primarily from a decrease in net income which totaled $470,000 offset by a net change in working capital. The Company used $408,000 in cash for investment in additional manufacturing equipment and improvements to buildings in 2012 compared to $807,000 in 2011.

The Company issued a dividend payment of $.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2012, the Company had $7,415,000 in cash and cash equivalents compared to $8,488,000 in cash and cash equivalents on November 30, 2011. The Company held $2,004,000 in short term investments at November 30, 2012 and $2,000,000 at November 30, 2011.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2013 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2012.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

Revenues are recorded as shipments are made based upon contract prices.  Any losses anticipated on fixed price contracts are provided for currently.  Sales are recorded net of sales returns, allowances and discounts.

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, Revenue Recognition (ASC 605-10-S99). ASC 605-10-S99 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

13	Report of Independent Registered Public Accounting Firm
14	Balance Sheets as of November 30, 2012 and 2011
15	Statements of Income for the years ended November 30, 2012 and 2011
16	Statements of Shareholders’ Equity for the years ended November 30, 2012 and 2011
17	Statements of Cash Flows for the years ended November 30, 2012 and 2011
18-22	Notes to Financial Statements as of and for the years ended November 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 14, 2013

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2012 AND 2011
(Dollars in thousands except share data)

ASSETS	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$7,415	$8,488
Short-term investments	2,004	2,000
Receivables, net of allowance for doubtful accounts
of $2 in 2012 and $0 in 2011	2,498	1,911
Inventories
Raw materials and supplies	3,601	2,803
Work-in-process	2,384	2,475
Total inventories	5,985	5,278

Deferred income taxes	659	720
Prepaid income tax	349	474
Prepaid expenses and other assets	121	145
Total current assets	19,031	19,016

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,059
Machinery and equipment	7,914	7,526
Furniture and fixtures	677	672
Total property, plant, and equipment	10,243	9,835
Less- accumulated depreciation	(8,220)	(7,901)
Net property, plant, and equipment	2,023	1,934

Total assets	$21,054	$20,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$501	$359
Accrued compensation	511	570
Income taxes payable	112	98
Property taxes	85	82
Deferred revenue	189	175
Other accrued liabilities	130	389
Total current liabilities	1,528	1,673

DEFERRED INCOME TAXES	471	420

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, authorized 10,000,000 shares
3,078,315 issued and 2,578,315 outstanding at November 30, 2012
and November 30, 2011	308	308
Additional paid-in capital	885	885
Treasury stock, at cost, 500,000 shares	(1,250)	(1,250)
Retained earnings	19,112	18,914
Total shareholders’ equity	19,055	18,857

Total liabilities and shareholders’ equity	$21,054	$20,950

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
(Dollars in thousands except share data)

	2012	2011

NET SALES	$17,699	$20,205

COSTS AND EXPENSES:
Cost of sales	12,586	13,301
Research and development	574	610
Selling, general, and administrative expenses	3,836	3,878

Total costs and expenses	16,996	17,789

OPERATING INCOME	703	2,416

Other income	75	95
Interest income	4	-

INCOME BEFORE INCOME TAXES	782	2,511

PROVISION FOR INCOME TAXES:
Current	214	532
Deferred	112	336

Total provision for income taxes	326	868

NET INCOME	$456	$1,643

BASIC AND DILUTED EARNINGS PER SHARE	$0.18	$0.64

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
(Dollars in thousands)

		Additional
	Common	paid-in	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total

BALANCE, November 30, 2010	308	885	(1,250)	17,529	17,472

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,643	1,643

BALANCE, November 30, 2011	$308	$885	$(1,250)	$18,914	$18,857

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	456	456

BALANCE, November 30, 2012	$308	$885	$(1,250)	$19,112	$19,055

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
(Dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$456	$1,643
Adjustments to reconcile net income to
net cash (used in) provided by operating activities-
Depreciation and amortization	319	319
Deferred tax expense	112	336
Changes in certain current assets and liabilities-
(Increase) decrease in receivables, net	(587)	982
Increase in inventories	(707)	(157)
Decrease (increase) in prepaid income taxes	125	(474)
Decrease in prepaid expenses and other assets	24	94
Increase (decrease) in accounts payable	142	(341)
Decrease in accrued compensation	(59)	(196)
Increase in income taxes payable	14	23
Increase (decrease) in deferred revenue	14	(659)
Decrease in all other accrued liabilities	(256)	(102)

Net cash (used in) provided by operating activities	(403)	1,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturity of short term investment, net	(4)	(1,000)
Additions to property, plant, and equipment	(408)	(807)

Net cash used in investing activities	(412)	(1,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(258)	(258)

Net cash used in financing activities	(258)	(258)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,073)	(597)

CASH AND CASH EQUIVALENTS, beginning of year	$8,488	$9,085

CASH AND CASH EQUIVALENTS, end of year	$7,415	$8,488

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes, net of refunds received	$75	$983

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2012 AND 2011

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

Short-Term Investments

The Company has $2,004,000 in short term investments at November 30, 2012. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company previously adopted the provisions for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria.  The Company did not record any uncertain tax positions meeting the more likely than not criteria as of November 30, 2012 and 2011.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

The Company assesses long-lived assets for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement.  When events or circumstances indicate that an asset may be impaired, an assessment is performed.  The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.  During 2012 and 2011, the Company had no dilutive potential common stock.

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

3.         FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 and 2011.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2012 and 2011.

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

5.         RELATED PARTIES:

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $3,600 in 2012 and $3,600 in 2011 in addition to fees received as a director and audit committee member.

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

Warranty expense was $172,000 and $197,600 in 2012 and 2011, respectively.

7.         LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2012 and 2011 was $46,000.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

8.         EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $262,000 in 2012 and $239,000 in 2011.  Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years.  If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post-retirement benefits to its employees at this time.

9.         INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2012	2011
Current Provision:
Federal	$122,000	$439,000
State	92,000	93,000
	214,000	532,000

Deferred federal tax expense	112,000	336,000

Total	$326,000	$868,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2012	2011

Tax at 34% statutory rate	$266,000	$854,000
State income taxes, net of federal benefit	61,000	62,000
Section 199 Adjustment	(13,000)	(50,000)
Permanent differences and other	12,000	2,000

Income tax provision	$326,000	$868,000

The components of deferred tax assets and liabilities were as follows:

	2012	2011
Current Deferred Taxes
Inventory	440,000	397,000
Deferred revenue	73,000	60,000
Other accrued liabilities	146,000	263,000
Current deferred tax asset	659,000	720,000

Non-current Deferred Taxes
Depreciation	(471,000)	(420,000)
Net deferred taxes	$188,000	$300,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s primary line of business relates to the design, manufacture, and sale of hybrid microcircuits and optoelectronic components and assemblies.  The Company’s major customers include contractors to the United States government with fixed price contracts. Sales to these customers for the Department of Defense (DOD) and National Aeronautics and Space Administration (NASA) contracts accounted for approximately 65% of the Company’s sales in 2012 compared to 62% in 2011.  Two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012 and no customer accounted for 10% or more of the Company’s sales during 2011.

11.       SHAREHOLDERS’ EQUITY:

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

12.       SUBSEQUENT EVENTS

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend will be paid to shareholders on   or about February 14, 2013.

On January 23, 2013, Micropac Industries, Inc. entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's current revolving line of credit with the Texas banking institution entered into on June 1, 2011.   The Loan Agreement provides for revolving credit loans, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000.00 and specific advance loans to the Company with an aggregate amount not to exceed $7,500,000.00 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times (i) minimum working capital of not less than $4,000,000.00, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000.00, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0.

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2012 as required by the Securities Exchange Act of 1934 Rule13a-15(c).In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2012.

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

None.
PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2012 Annual Meeting of Stockholders, as set forth below. The 2013 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 14, 2013.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	58	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

H. Kent Hearn	76	Director and Member of Audit Committee	February 1983

Heinz-Werner Hempel	84	Director and
		Member of Audit Committee	February 1997

Connie Wood	73	Secretary, Director and
		Member of Audit Committee	March 2002

Eugene Robinson	73	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	70	Director and
		Member of Audit Committee	October 2010

Patrick S. Cefalu	55	CFO, Executive Vice President	N/A

Mr. King is the current President and Chief Executive of the Company. Prior to November 2002, Mr. King was the President and Chief Operating Officer of Lucas Benning Power Electronics.  Mr. King joined the Company in November of 2002, and was elected Chief Executive Officer, President and Director in October 2005.

Mr. Hearn retired in December 2006.  Prior to his retirement, Mr. Hearn was a stockbroker with Milkie/Ferguson Investments, Inc. for 12 years. Mr. H. Kent Hearn announced his retirement as a Director of the Company effective March 12, 2013.

Mr. Hempel has served as the Chief Operating Officer of Hanseatische Waren-Gesellschaft MBH & Co, KG, Bremen, Germany for over 25 years.

Ms. Wood served as the Company’s Chief Executive Officer and President of the Company from May 2002 until her retirement in October 2005. Prior to that, Ms. Wood was Corporate Vice President of Operations.

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

Mr. Cefalu has over 34 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2012. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2012.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Hearn, Mr. Robinson, Mr. Hoesterey and Ms. Wood.  Ms. Wood, Mr. Hearn, and Mr. Robinson attended all of the meetings.  Mr. Hoesterey attended four (4) meetings and Mr. Hempel attended one (1) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2012.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2012.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Mrs. Wood and Messrs Robinson, Hoesterey and Hearn attended all of the meetings.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant’s the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2012, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2012, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2013 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2012, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2012.

On January 15, 2001, the Board of Directors adopted the Micropac Industries, Inc. 2001 Employee Stock Option Plan.  To date, no options have been granted under the Plan. The Stock Option Plan expired on January 1, 2011.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2012	$259,358	$21,000	$17,401	$297,759
President and	2011	$247,968	$45,000	$27,320	$320,288
Chief Executive Officer (1)	2010	$248,504	$3,000	$24,204	$275,708

Patrick Cefalu,	2012	$152,054	$21,000	$9,705	$182,759
Vice President and	2011	$145,272	$35,000	$2,607	$182,879
Chief Financial Officer	2010	$145,325	$3,000	$7,351	$155,676

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years.  In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.  In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for renewable terms of three (3) years with annual increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 months ‘salary as severance payments.

The Board of Directors reviews and approves the Company annual bonus payments structure. In 2011 the Directors approved a bonus payment paid on December 16, 2011 of $21,000 to Mr. King and $21,000 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2012, Mr. King received $2,641 and Mr. Cefalu received $2,293, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2012, the Company made contributions to the Plan for Mr. King in the amount of $14,760 and for Mr. Cefalu in the amount of $7,412, which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time.  In 2012, Mr. King and Mr. Cefalu did not receive any unused vacation pay.

During the fiscal year ended November 30, 2012, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $1,400 and $830, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2012.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

H. Kent Hearn (3)	3,500	Less than .2%

Mark King (3)	13,200	Less than .5%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Connie Wood (3)	6,000	Less than .2%

All officers and directors	1,975,277	76.7%
as a group (7 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

(2)
The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987.  The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for reelection at the Annual Meeting excluding Mr. Hearn who is retiring on March 12, 2013.

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

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2012 and $3,600 in 2011 in addition to fees received as a director and audit committee member.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2012.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2012 and November 30, 2011, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $127,000 and $123,000, respectively.

TAX FEES

KPMG LLP fees for tax advisory and tax return preparation services were $31,000 in 2012, and fees for tax return preparation services were $31,000 in 2011.

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

By: /s/ Mark King
Mark King President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated:  02/14/2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/14/2013.

/s/ Connie Wood	/s/ H. K. Hearn

Connie Wood, Director	H. Kent Hearn, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel

Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Mark King

Eugene Robinson, Director	Mark King, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2012

MARK KING
Chief Executive Officer
Chairman of the Board
Micropac Industries, Inc.

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