Form 10-Q
period 2013-03-02
MICROPAC INDUSTRIES INC
filed 2013-04-16
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013
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

On April 16, 2013 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

March 2, 2013

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 2, 2013 (unaudited) and November 30, 2012
Condensed Statements of Operations for the three months ended March 2, 2013 and February 25, 2012 (unaudited)
Condensed Statements of Cash Flows for the three months ended March 2, 2013 and February 25, 2012 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	03/02/2013	11/30/2012
	(Unaudited)

Cash and cash equivalents	$7,721	$7,415
Short-term investment	2,005	2,004
Receivables, net of allowance for doubtful accounts of $2 at March 2, 2013 and $2 at November 30, 2012	2,257	2,498
Inventories:
Raw materials	3,401	3,601
Work-in process	2,386	2,384
Total inventories	5,787	5,985
Deferred income taxes	659	659
Prepaid income tax	242	349
Prepaid expenses and other assets	128	121
Total current assets	18,799	19,031

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	7,958	7,914
Furniture and fixtures	677	677
Total property, plant, and equipment	10,287	10,243
Less accumulated depreciation	(8,298)	(8,220)
Net property, plant, and equipment	1,989	2,023
Total assets	$20,778	$21,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$336	$501
Accrued compensation	418	511
Deferred revenue	323	189
Other accrued liabilities	118	215
Income taxes payable	114	112
Total current liabilities	1,309	1,528

DEFERRED INCOME TAXES	471	471

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at March 2, 2013 and November 30, 2012	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	19,065	19,112

Total shareholders’ equity	19,008	19,055

Total liabilities and shareholders’ equity	$20,788	$21,054

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended
	03/02/13	02/25/12

NET SALES	$4,638	$3,714

COST AND EXPENSES:

Cost of goods sold	(2,982)	(2,605)

Research and development	(339)	(122)

Selling, general & administrative expenses	(989)	(868)

Total cost and expenses	(4,310)	(3,595)

OPERATING INCOME BEFORE INTEREST AND TAXES	328	119

Interest and other income	1	3

INCOME BEFORE TAXES	$329	$122

Provision for taxes	(118)	(44)

NET INCOME	$211	$78
NET INCOME PER SHARE, BASIC AND DILUTED	$0.08	$0.03

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	3/02/13	2/25/12
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211	$78
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	78	85
Changes in certain current assets and liabilities:
Decrease (increase) in accounts receivable	241	(208)
Decrease in inventories	198	17
Decrease in prepaid expenses and other current
assets	100	115
Decrease in accounts payable	(165)	(16)
Decrease in accrued compensation	(93)	(209)
Increase (decrease) in deferred revenue	134	(136)
Decrease in other accrued liabilities	(97)	(110)
Increase in income taxes payable	2	2

Net cash provided by (used in) operating activities	609	(382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1)	(3)
Additions to property, plant and equipment	(44)	(64)

Net cash used in investing activities	(45)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	306	(707)

Cash and cash equivalents at beginning of period	7,415	8,488

Cash and cash equivalents at end of period	$7,721	$7,781

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$10	$-

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

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 2, 2013, the results of operations for the three months ended March 2, 2013 and February 25, 2012, and the cash flows for the three months ended March 2, 2013 and February 25, 2012. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,005,000 in short term investments at March 2, 2013. Short-term investments consist of certificates of deposits with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of March 2, 2013 and November 30, 2012.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at March 2, 2013 and November 30, 2012.

Note 4 COMMITMENTS

On January 23, 2013, Micropac Industries, Inc. entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's revolving line of credit with the Texas banking institution entered into on June 1, 2011.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions to the Company with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit.

Note 5 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three months ended March 2, 2013 and February 25, 2012, the Company had no dilutive potential common stock.

Note 6 SHAREHOLDERS’ EQUITY

On December 12, 2011, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 18, 2012.  The dividend was paid to the Company’s shareholders on February 14, 2012.

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend was paid to shareholders on February 12, 2013.

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

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations
	Three months ended
	3/02/2013	2/25/2012
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	64.3%	70.1%
Research and development	7.3%	3.3%
Selling, general & administrative expenses	21.3%	23.4%
Total cost and expenses	92.9%	96.8%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	7.1%	3.2%

Interest and other income	-	0.1%

INCOME BEFORE TAXES	7.1%	3.3%

Provision for taxes	2.5%	1.2%

NET INCOME	4.6%	2.1%

Sales for the first quarter ended March 2, 2013 totaled $4,638,000. Sales for the first quarter increased 24.9% or $924,000 above sales for the same period of 2012. Sales were 19% in the commercial market, 52% in the military market, and 29% in the space market compared to 21% in the commercial market, 59% in the military market, and 20% in the space market for the same period of 2012. The major increase in sales was in microcircuits standard products.

One customer accounted for 18% of the Company’s sales for the first quarter of 2013 while two customers accounted for 13% and 10% of the Company’s sales for the first quarter of 2012.

Cost of goods sold for the first quarter of 2013 and 2012 totaled 64.3% and 70.1% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales resulted from the higher sales realized during the first quarter of 2013 with lower overhead cost. Cost of goods sold increased $377,000 in the first quarter of 2013 as compared to 2012 with an increase in material cost of $362,000, labor cost of $78,000 and a decrease in overhead cost of $63,000. The majority of the overhead cost decrease was associated with a reduction in overhead support employees.

Research and development cost increased $217,000 for the first quarter of 2013 compared to the same period of 2012. The research and development expenditures were associated with the development of power management products and high voltage optocouplers.

Selling, general and administrative expenses for the first quarter of 2013 totaled 21.3% of net sales, compared to 23.4% for the same period in 2012. Selling, general and administrative expenses increased $121,000 in the first quarter of 2013 as compared to 2012. The major increase was associated with an increase in commission expenses with the higher sales and consultant expenses.

Provisions for taxes increased $74,000 for the first quarter of 2013 compared to the same period in 2012. The estimated effective tax rate was 36% for both periods.

Liquidity and Capital Resources

Cash and cash equivalents totaled $7,721,000 as of March 2, 2013 compared to $7,415,000 on November 30, 2012, an increase of $306,000.  The increase in cash and cash equivalents is attributable to $609,000 cash from operations offset by the payment of a cash dividend of $258,000, short-term investment of $1,000 and the investment of $44,000 in equipment.

On January 23, 2013, Micropac Industries, Inc. entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's current revolving line of credit with the Texas banking institution entered into on June 1, 2011.   The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions to the Company with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit.

Outlook

New orders for the first quarter of 2013 totaled $4,346,000 compared to $4,174,000 for the comparable period of 2012, an increase of 4.1%.

Backlog totaled $9,558,000 on March 2, 2013 compared to $6,768,000 as of February 25, 2012 and $9,850,000 on November 30, 2012. The backlog increased with new orders for various microcircuits standard products. The majority of the backlog is shippable in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,547,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of March 2, 2013 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended March 2, 2013.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                The Company is not involved in any material current or pending legal proceedings.

ITEM 1ARISK FACTORS

                Information about risk factors for the three months ended March 2, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

                               (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of theSarbanes- Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

April 16, 2013	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 16, 2013	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer