Form 10-Q
period 2013-06-01
MICROPAC INDUSTRIES INC
filed 2013-07-16
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013
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

On July 15, 2013 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

June 1, 2013

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 1, 2013 (unaudited) and November 30, 2012
Condensed Statements of Operations for the three and six months ended June 1, 2013 and May 26, 2012 (unaudited)
Condensed Statements of Cash Flows for the six months ended June 1, 2013 and May 26, 2012 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	06/01/13	11/30/12
	(Unaudited)

Cash and cash equivalents	$8,750	$7,415
Short-term investment	2,005	2,004
Receivables, net of allowance for doubtful accounts of $2 at June 1, 2013 and $2 at November 30, 2012	2,260	2,498
Inventories:
Raw materials	3,093	3,601
Work-in process	2,290	2,384
Total inventories	5,383	5,985
Deferred income taxes	453	659
Prepaid income tax	263	349
Prepaid expenses and other assets	162	121
Total current assets	19,276	19,031

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	8,056	7,914
Furniture and fixtures	677	677
Total property, plant, and equipment	10,385	10,243
Less accumulated depreciation	(8,377)	(8,220)
Net property, plant, and equipment	2,008	2,023

Total assets	$21,284	$21,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$366	$501
Accrued compensation	464	511
Deferred revenue	320	189
Other accrued liabilities	157	215
Income taxes payable	84	112
Total current liabilities	1,391	1,528

DEFERRED INCOME TAXES	497	471

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at June 1, 2013 and November 30, 2012	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	19,453	19,112

Total shareholders’ equity	19,396	19,055

Total liabilities and shareholders’ equity	$21,284	$21,054

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	06/01/13	05/26/12	06/01/13	05/26/12

NET SALES	$5,093	$4,098	$9,731	$7,812

COST AND EXPENSES:

Cost of goods sold	(3,062)	(3,054)	(6,044)	(5,659)

Research and development	(434)	(81)	(773)	(203)

Selling, general & administrative expenses	(990)	(947)	(1,979)	(1,815)

Total cost and expenses	(4,486)	(4,082)	(8,796)	(7,677)

OPERATING INCOME BEFORE INTEREST, OTHER INCOME AND INCOME TAXES	607	16	935	135

Interest and other income	-	3	1	6

INCOME BEFORE TAXES	$607	$19	$936	$141

Provision for taxes	(219)	(7)	(337)	(51)

NET INCOME	$388	$12	$599	$90
NET INCOME PER SHARE, BASIC AND DILUTED	$.15	$-	$.23	$.03

DIVIDENDS PER SHARE	$-	$-	$.10	$.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	6/01/13	5/26/12
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$599	$90
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	157	166
Deferred tax expense	232	-
Changes in certain current assets and liabilities
Decrease (increase) in accounts receivable	238	(519)
Decrease (increase) in inventories	602	(117)
Decrease in prepaid expense and other current assets	45	73
Increase (decrease in) deferred revenue	131	(136)
(Decrease) increase in accounts payable	(135)	32
Decrease in accrued compensation	(47)	(182)
Decrease in other accrued liabilities	(58)	(84)
Decrease in income taxes payable	(28)	(62)

Net cash provided by (used in) operating activities	1,736	(739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1)	(3)
Additions to property, plant and equipment	(142)	(84)

Net cash used in investing activities	(143)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	1,335	(1,084)

Cash and cash equivalents at beginning of period	7,415	8,488

Cash and cash equivalents at end of period	$8,750	$7,404

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$48	$69

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

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 1, 2013, the results of operations for the three months and six months ended June 1, 2013 and May 26, 2012, and the cash flows for six months ended June 1, 2013 and May 26, 2012. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,005,000 in short term investments at June 1, 2013. Short-term investments consist of certificates of deposits with maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of June 1, 2013 and November 30, 2012.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at June 1, 2013 and November 30, 2012.

Note 4 COMMITMENTS

On January 23, 2013, Micropac Industries, Inc. entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's revolving line of credit with the Texas banking institution entered into on June 1, 2011.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions to the Company with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

Note 5 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three and six months ended June 1, 2013 and May 26, 2012, the Company had no dilutive potential common stock.

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

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations

	Three months ended		Six months ended
	6/01/2013	5/26/2012	6/01/2013	5/26/2012
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	60.1%	74.5%	62.1%	72.5%
Research and development	8.5%	2.0%	7.9%	2.6%
Selling, general & administrative expenses	19.4%	23.1%	20.3%	23.2%
Total cost and expenses	88.1%	99.6%	90.4%	98.3%

OPERATING INCOME BEFORE INTEREST	11.9%	.4%	9.6%	1.7%
AND INCOME TAXES

Interest income	.0%	.1%	.0%	.1%

INCOME BEFORE TAXES	11.9%	.5%	9.6%	1.8%

Provision for taxes	4.3%	.2%	3.5%	.6%

NET INCOME	7.6%	.3%	6.1%	1.2%

Sales for the three and six month periods ended June 1, 2013 totaled $5,093,000 and $9,731,000, respectively.  Sales for the second quarter increased 24.3% or $995,000 above sales for the same period of 2012, while sales for the first six months of 2013 increased 24.6% or $1,919,000 above the first six months of 2012. Sales were 25% in the commercial market, 53% in the military market, and 22% in the space market for the six months ended June 1, 2013 compared to 26% in the commercial market, 61% in the military market, and 13% in the space market for the six months ended May 26, 2012.

The major increase in sales was associated with a new order for a custom medical sensor product and an increase in sales of various standard solid state relay products. The Company's management expects sales and operating income to increase in the second half of 2013 as compared to 2012, based on the current backlog and anticipated new orders in the second half of 2013.

One customer accounted for 18% of the Company’s sales for the three months ended June 1, 2013 and one customer accounted for 9% of the Company’s sales for the six months ended June 1, 2013, while two customers each accounted for 12% of the Company’s sales for the three months ended May 26, 2012, and one customer accounted for 12% of the Company’s sales for the six months ended May 26, 2012.

Cost of goods sold for the second quarters of 2013 and 2012 totaled 60.1% and 74.5% of net sales, respectively, while cost of goods sold for the six months ended June 1, 2013 and May 26, 2012 totaled 62.1% and 72.5% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales is attributable to changes in product mix and lower manufacturing overhead cost. In actual dollars, cost of goods sold increased $8,000 for the second quarter and increased $385,000 for the first six months of 2013 as compared to the same periods in 2012. For the first six months of 2013, material cost increased $719,000 and labor cost increased $94,000 while manufacturing overhead cost decreased $428,000.

Research and development expense increased $353,000 for the second quarter of 2013 versus 2012 and increased $570,000 for the first six months of 2013 compared to the same period of 2012. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers.  The Company will continue to invest in research and development on these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2013 totaled 19.4% and 20.3% of net sales, respectively, compared to 23.1% and 23.2% for the same periods in 2012. In actual dollars, selling, general and administrative expense increased $43,000 for the second quarter and increased $164,000 for the first six months of 2013 compared to the same periods in 2012. The major increase was in selling expenses associated with higher commission expenses with the higher sales.

Provisions for taxes increased $286,000 for the first six months of 2013 compared to the same period in 2012. The estimated effective tax rate was 36% for both periods.

Accounts receivable, net, totaled $2,260,000 as of June 1, 2013 and represents a decrease of $238,000 since November 30, 2012, with improved collections with days sales of 40 compared to 43 days at November 30, 2012.

Inventory decreased $602,000 since November 30, 2012 with the completion and shipment of two contracts that required the purchase of long lead material in 2012.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,750,000 as of June 1, 2013 compared to $7,415,000 on November 30, 2012, an increase of $1,335,000.  The increase in cash and cash equivalents is primarily attributable to $1,736,000 cash provided from operations offset by a payment of a cash dividend of $258,000, and the investment of $142,000 in equipment.

On January 23, 2013, Micropac Industries, Inc. entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's revolving line of credit with the Texas banking institution entered into on June 1, 2011.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions to the Company with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the second quarter and year-to-date 2013 totaled $5,380,000 and $9,728,000, respectively, compared to $6,934,000 and $11,109,000 for the comparable periods of 2012.  The fluctuation resulted from a delay in one order for a custom optoelectronic product for a military program which is anticipated to be booked in the third quarter of 2013.

Backlog totaled $9,847,000 on June 1, 2013 compared to $9,606,000 as of May 26, 2012 and $9,850,000 on November 30, 2012. The majority of the backlog is expected to be shipped in the next twelve (12) months and represents a good mix of the company’s products and technologies with 23% in the commercial market, 66% in the military market, and 11% in the space market compared to 14% in the commercial market, 71% in the military market, and 15% in the space market at May 26, 2012.
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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of June 1, 2013 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended June 1, 2013.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

   The Company is not involved in any material current or pending legal proceedings.

ITEM 1A                    RISK FACTORS

Information about risk factors for the three months ended June 1, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2012.

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

MICROPAC INDUSTRIES, INC.

July 16, 2013	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 16, 2013	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer