Form 10-Q
period 2013-08-31
MICROPAC INDUSTRIES INC
filed 2013-10-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013
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

On October 15, 2013 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 31, 2013

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 31, 2013 (unaudited) and November 30, 2012
Condensed Statements of Operations for the three and nine months ended August 31, 2013 and August 25, 2012 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 31, 2013 and August 25, 2012 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	08/31/13	11/30/12
	(Unaudited)

Cash and cash equivalents	$8,704	$7,415
Short-term investment	2,006	2,004
Receivables, net of allowance for doubtful accounts of $2 at August 31, 2013 and $2 at November 30, 2012	2,564	2,498
Inventories:
Raw materials	2,752	3,601
Work-in process	2,923	2,384
Total inventories	5,675	5,985
Deferred income taxes	563	659
Prepaid income tax	166	349
Prepaid expenses and other assets	198	121
Total current assets	19,876	19,031

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	8,104	7,914
Furniture and fixtures	677	677
Total property, plant, and equipment	10,433	10,243
Less accumulated depreciation	(8,457)	(8,220
Net property, plant, and equipment	1,976	2,023

Total assets	$21,852	$21,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$360	$501
Accrued compensation	505	511
Deferred revenue	531	189
Other accrued liabilities	200	215
Income taxes payable	61	112
Total current liabilities	1,657	1,528

DEFERRED INCOME TAXES	510	471

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 31, 2013 and November 30, 2012	308	308
Paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250
Retained earnings	19,742	19,112

Total shareholders’ equity	19,685	19,055

Total liabilities and shareholders’ equity	$21,852	$21,054

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Nine months ended
	08/31/13	08/25/12	08/31/13	08/25/12

NET SALES	$4,508	$4,632	$14,239	$12,444

COST AND EXPENSES:

Cost of goods sold	(2,712)	(2,952)	(8,756)	(8,611)

Research and development	(380)	(168)	(1,153)	(371)

Selling, general & administrative expenses	(986)	(976)	(2,965)	(2,791)

Total cost and expenses	(4,078)	(4,096)	(12,874)	(11,773)

OPERATING INCOME	430	536	1,365	671

Interest and other income	21	21	22	27

INCOME BEFORE TAXES	$451	$557	$1,387	$698

Provision for taxes	(162)	(200)	(499)	(251)

NET INCOME	$289	$357	$888	$447
NET INCOME PER SHARE, BASIC AND DILUTED	$.11	$.14	$.34	$.17

DIVIDENDS PER SHARE	$-	$-	$.10	$.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/31/13	8/25/12
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$888	$447
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	237	240
Deferred tax expense	135	104
Changes in certain current assets and liabilities
Decrease (increase) in accounts receivable	(66)	(620)
Decrease (increase) in inventories	310	(700)
Decrease (increase) in prepaid expense and other current assets	106	(53)
Increase (decrease) in deferred revenue	342	(170)
(Decrease) increase in accounts payable	(141)	504
Decrease in accrued compensation	(6)	(120)
Decrease in other accrued liabilities	(15)	(289)
Decrease in income taxes payable	(51)	(61)

Net cash provided by (used in) operating activities	1,739	(718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(2)	(3)
Additions to property, plant and equipment	(190)	(385)

Net cash used in investing activities	(192)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	1,289	(1,364)

Cash and cash equivalents at beginning of period	7,415	8,488

Cash and cash equivalents at end of period	$8,704	$7,124

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$232	$75

See accompanying notes to financial statements.

     MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 BASIS OF PRESENTATION

Business Description

Micropac Industries, Inc. (the “Company”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.  The Company’s products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items.

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on the new industrial power controllers.

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 2013, the results of operations for the three months and nine months ended August 31, 2013 and August 25, 2012, and the cash flows for nine months ended August 31, 2013 and August 25, 2012. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,006,000 in short term investments at August 31, 2013. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Research and Development Costs

Costs for the design and development of new products and processes are expensed as incurred.

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 31, 2013 and November 30, 2012.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 31, 2013 and November 30, 2012.

Note 4 COMMITMENTS

On January 23, 2013, the Company entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's revolving line of credit with the Texas banking institution entered into on June 1, 2011.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

Note 5 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share give effect to all dilutive potential common shares. For the three and nine months ended August 31, 2013 and August 25, 2012, the Company had no dilutive potential common stock.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Micropac Industries, Inc. (the “Company”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.  The Company’s products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items.

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on the new industrial power controllers.

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations

	Three months ended		Nine months ended
	8/31/2013	8/25/2012	8/31/2013	8/25/2012
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	60.2%	63.7%	61.5%	69.2%
Research and development	8.4%	3.6%	8.1%	3.0%
Selling, general & administrative expenses	21.9%	21.1%	20.8%	22.4%
Total cost and expenses	90.5%	88.4%	90.4%	94.6%

OPERATING INCOME BEFORE INTEREST	9.5%	11.6%	9.6%	5.4%
AND INCOME TAXES

Interest income	0.5%	0.4%	0.1%	0.2%

INCOME BEFORE TAXES	10.0%	12.0%	9.7%	5.6%

Provision for taxes	3.6%	4.3%	3.5%	2.0%

NET INCOME	6.4%	7.7%	6.2%	3.6%

Sales for the three and nine month periods ended August 31, 2013 totaled $4,508,000 and $14,239,000, respectively.  Sales for the third quarter decreased $124,000 compared to the same period of 2012, while sales for the first nine months of 2013 increased $1,795,000 or 14.4% above the first nine months of 2012. Sales were 28% in the commercial market, 54% in the military market, and 18% in the space market for the nine months ended August 31, 2013 compared to 25% in the commercial market, 60% in the military market, and 15% in the space market for the nine months ended August 25, 2012.

The major increase in sales was associated with a new order for a custom medical sensor product and an increase in sales of various standard solid state relay products. The Company's management expects sales and operating income to increase in the fourth quarter of 2013 as compared to 2012, based on the current backlog.
One customer accounted for 10% of the Company’s sales for the three months ended August 31, 2013 and no customer accounted for 10% or more of the Company’s sales for the nine months ended August 31, 2013. Two customers accounted for 15% and 10% of the Company’s sales for the three months ended August 25, 2012, respectively, and two customers accounted for 11% and 12% of the Company’s sales for the nine months ended August 25, 2012.

Cost of goods sold for the third quarters of 2013 and 2012 totaled 60.2% and 63.7% of net sales, respectively, while cost of goods sold for the nine months ended August 31, 2013 and August 25, 2012 totaled 61.5% and 69.2% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales is attributable to changes in product mix resulting in higher material cost and lower manufacturing overhead cost.  In actual dollars, cost of goods sold increased $145,000 for the first nine months of 2013 as compared to the same periods in 2012 with an increase in material cost of $781,000 offset by a decrease of $636,000 in overhead and other cost.

Research and development expense increased $212,000 for the third quarter of 2013 versus 2012 and increased $782,000 for the first nine months of 2013 compared to the same period of 2012. The research and development expenditures were associated with continued development of power management and control products and high voltage optocouplers to be sold to various existing or new customers.  The Company plans to continue investing in the development of these and other new products and processes.

Selling, general and administrative expense for the third quarter and first nine months of 2013 totaled 21.9% and 20.8% of net sales, respectively, compared to 21.1% and 22.4% for the same periods in 2012. In actual dollars, selling, general and administrative expense increased $10,000 for the third quarter and increased $174,000 for the first nine months of 2013 compared to the same periods in 2012. The major increase was in selling expenses associated with higher commission expenses with the higher sales and outside consulting fees.

Provisions for taxes decreased $38,000 for the third quarter and increased $248,000 for the first nine months of 2013 compared to the same periods in 2012. The effective tax rate was 36% for all periods presented during 2013 and 2012.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,704,000 as of August 31, 2013 compared to $7,415,000 on November 30, 2012, an increase of $1,289,000.  The increase in cash and cash equivalents is attributable to $1,739,000 of cash provided from operations, offset by a payment of a cash dividend of $258,000, $2,000 invested in certificates of deposit and the investment of $190,000 in new production equipment.   The Company’s short term investments totaled $2,006,000 as of August 31, 2013.

On January 23, 2013, the Company entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement replaces the Company's revolving line of credit with the Texas banking institution entered into on June 1, 2011.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions to the Company with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the third quarter and year-to-date 2013 totaled $7,844,000 and $17,570,000, respectively, compared to $6,374,000 and $17,483,000 for the comparable periods of 2012.  The fluctuation resulted from an increase in new orders for a custom optoelectronic product to the military.

Backlog totaled $13,184,000 on August 31, 2013 compared to $9,850,000 on November 30, 2012 and $11,354,000 as of August 25, 2012. The majority of the backlog is expected to be shipped in the next twelve months and represents a well-distributed mix of the company’s products and technologies with 11% in the commercial market, 62% in the military market, and 27% in the space market compared to 27% in the commercial market, 55% in the military market, and 18%in the space market at August 25, 2012.

The Company's management expects sales and operating income to increase in the fourth quarter of 2013 as compared to 2012, based on the current backlog.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of August 31, 2013 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 31, 2013.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

                                The Company is not involved in any material current or pending legal proceedings.

ITEM 1A                RISK FACTORS

                                Information about risk factors for the three months ended August 31, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2012.

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

MICROPAC INDUSTRIES, INC.
October 15, 2013	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 15, 2013	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer