Form 10-K
period 2013-11-30
MICROPAC INDUSTRIES INC
filed 2014-02-13
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  June 1, 2013, representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,331,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 13,  2014 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 13, 2014, is incorporated by reference in Part III to the extent described therein.

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

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 475 shareholders on November 30, 2013.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 41% of the Company’s sales for the fiscal year ended November 30, 2013, and were 36% for fiscal 2012. Standard components accounted for approximately 59% of the Company’s sales for the fiscal year ended November 30, 2013, and were 64% for fiscal 2012.

The Company provides power management and controls, sensors and displays, and optocouplers products, components and assemblies and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 34% of the Company’s business in 2013. Sensors and displays accounted for 35% of the Company’s business and the optocouplers product accounted for 31% of the Company’s business in 2013, compared to 30%, 38%, and 32% in 2012, respectively.

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies. The Company’s basic products and technologies include:

●	Custom design hybrid microelectronic circuits
●	Solid state relays and power controllers
●	Custom optoelectronic assemblies and components
●	Optocouplers
●	Light-emitting diodes
●	Hall-Effect devices
●	Displays
●	Power operational amplifiers
●	Fiber optic components and assemblies
●	High temperature (200º C) products

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

●	Military/Aerospace – aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
●	Space – control circuitry, power monitoring and sensing
●	Industrial – power control equipment, robotics

The Company has one provisional patent. The Company has no licenses, franchises or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges. The Company is not aware of any violations of export control regulations or any other applicable government regulations. The company is currently reviewing the President’s Export Control Reform Initiative and various changes in the regulations as implemented and the impact, if any, on the Company.

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

In 2013, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,544,000 ($574,000 in 2012). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including the industrial power controllers and DC-DC converters, and continued product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $338,000 in non-recurring engineering revenue with costs recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 21% of the sales for fiscal year 2013 (18% in 2012) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $4,199,000 in 2013 compared to $5,127,000 in 2012, or 21% and 29% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 61% of the Company’s revenues in 2013 compared to 65% in 2012.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and L-3. No customer accounted for 10% or more of the Company’s sales during 2013 while two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012.

BACKLOG

At November 30, 2013, the Company had a backlog of unfilled orders totaling approximately $12,531,000 compared to approximately $9,850,000 at November 30, 2012.  The Company expects to complete and ship most of its November 30, 2013 backlog during fiscal 2014.

EMPLOYEES

At November 30, 2013, the Company had 119 full-time employees (compared to 120 at November 30, 2012), of which 25 were executive and managerial employees, 33 were engineers and quality-control personnel, 10 were clerical and administrative employees, and 51 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 50 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs.  Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business.  Some of the Company’s primary competitors are Teledyne Industries, Inc., MS Kennedy, Honeywell, Avago, Isolink, and International Rectifier.

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

Some of the Company’s primary suppliers are NTK Technologies, Electrovac, Schott Glass, Semi-Dice, Colonial Circuits, Cirexx, Micross Components, Aeroflex,  and Materion Advanced Materials.

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

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges. The Company is not aware of any violations of export control regulations or any other applicable government regulations. The company is currently reviewing the President’s Export Control Reform Initiative and various changes in the regulations as implemented and the impact, if any, on the Company.

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

General economic downturn

The Company cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn. If the Company’s supply chain is adversely affected by an economic downturn, this could result in the Company’s inability to secure materials and could have adverse effects on the Company’s ability to deliver products on a timely basis.

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

The Company may default on its line of credit

The Company currently has an existing loan agreement with a Texas banking institution.  In connection therewith, the Company is obligated to maintain certain minimum financial requirements in order to receive advances therefrom. The Company is currently in compliance with such financial requirements, but there is no guarantee that the Company will remain in compliance.  If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the loan agreement will be impaired.

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 61% of the Company’s revenues in 2013 compared to 65% in 2012.The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and L3. No customer accounted for 10% or more of the Company’s sales during 2013 while two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012.

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

The Company is not involved in any material pending legal proceedings.

Item 4.	Mine Safety Disclosure
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 13, 2014, there were 475 shareholders of record of the Company’s common stock.  Over three/fourths of the stock of the Company is closely held;; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2013	PRICE	PRICE
Fourth Quarter	$7.20	$6.26
Third Quarter	$7.25	$5.50
Second Quarter	$5.75	$5.43
First Quarter	$6.15	$5.50

Fiscal Year Ended November 30, 2012
Fourth Quarter	$5.90	$5.51
Third Quarter	$5.95	$5.20
Second Quarter	$5.90	$5.21
First Quarter	$5.50	$4.84

During the three month period ended November 30, 2013, approximately 59,000 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $7.20 to $6.26 per share.  For the two year period ending November 30, 2013, approximately 577,000 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $4.84 to a high of $7.25.  Due to this average monthly volume of approximately 24,000 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

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

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend payment was paid to the Company’s shareholders on February 12, 2014.

Securities Issued under Equity Compensation Plan

None

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/13	11/30/12

Net Sales	100.0%	100.0%

Cost of sales	60.9%	71.1%
Research and Development	7.8%	3.2%
Selling , General, and Administrative	20.6%	21.7%
Cost & Expenses	89.3%	96.0%

Operating Income	10.7%	4.0%

Other and Interest Income	.2%	.4%

Income before Income Taxes	10.9%	4.4%

Provision for taxes	3.9%	1.8%

Net Income	7.0%	2.6%

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

Power management and controls product and technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 34% of the Company’s business in 2013. Sensors and displays accounted for 35% of the Company’s business and optocoupler products line accounted for 31% of the Company’s business in 2013, compared to 30%, 38%, and 32% in 2012, respectively.

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 21% of the sales for fiscal year 2013 (18% in 2012) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $4,199,000 in 2013 compared to $5,127,000 in 2012, or 21% and 29% of sales, respectively.

Company sales totaled $19,677,000 resulting in an increase of $1,978,000 from 2012. The major increase was in a custom medical device to one customer and a standard optocoupler to a new international industrial customer.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 61% of the Company’s revenues in 2013 compared to 65% in 2012.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and L-3. No customer accounted for 10% or more of the Company’s sales during 2013 while two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012.

New orders for fiscal year 2013 totaled $22,343,000 compared to $21,240,000 for fiscal 2012.  Approximately $9,746,000 of the new orders received in 2013 were delivered to customers in 2013, along with approximately $9,916,000 of the Company’s $9,850,000 backlog of orders at November 30, 2012 resulting in total revenue of $19,662,000. In addition, the Company had other revenue of $15,000 for total revenue of $19,677,000 in 2013.

At November 30, 2013, the Company had a backlog of unfilled orders totaling approximately $12,531,000 compared to approximately $9,850,000 at November 30, 2012. The Company expects to complete and ship most of its November 30, 2013 backlog during fiscal 2014.

Cost of sales, as a percentage of net sales, was 60.9% in 2013 compared to 71.1% in 2012.  The decrease of 10.2% as a percent of sales is associated with reductions in charges to overhead cost due to the increase in research and development activities. In addition, there was a decrease in salary and wages with a small reduction of employees in 2013. In actual dollars, cost of sales decreased $599,000 for 2013 versus 2012.

In 2013, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,544,000 ($574,000 in 2012). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including the industrial power controllers and DC-DC converters, and continued product development and improvement associated with the Company’s space level and other high reliability programs.

Selling, general, and administrative expenses totaled 20.6% of net sales in 2013 compared to 21.7% in 2012, based on higher sales in 2013. In dollars expensed, selling, general and administrative expenses totaled $4,049,000 in 2013 as compared to $3,836,000 in 2012, an increase of $213,000. The majority of the increase was associated with increased consulting services and commission expenses associated with the increase in sales in 2013.

Interest and other income for fiscal 2013 totaled $42,000 compared to $79,000 for fiscal 2012.  The reduction in other income is related to lower reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2013 was approximately $2,139,000, or 10.9% of net sales, compared to $782,000, or 4.4% of net sales in fiscal 2012.  The increase in income was associated with the increase in revenues and lower overhead cost offset by additional investments in research and development.

Provisions for income tax for fiscal 2013 totaled $746,000 compared to $326,000 for fiscal 2012. The Company’s effective income tax rate was 35% for the year ended November 30, 2013 and was 42% for the year ended November 30, 2012. The decrease in the effective rate was the result of a decrease in the estimated Texas Franchise Tax that is based on margins as opposed to net income before taxes. As a percent of income before taxes, the estimated Texas franchise tax was 3.2% in 2013 compared to 7.7% in 2012.

Net income totaled approximately $1,393,000 or $0.54 per share in 2013 versus 2012 net income of $456,000 or $0.18 per share.

Liquidity and Capital Resources

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

The Company generated $2,365,000 net cash flow from operations in 2013, primarily from net income which totaled $1,393,000 and a net change in working capital of $972,000. The Company used $257,000 in cash for investment in additional manufacturing equipment in 2013 compared to $408,000 in 2012.

The Company issued a dividend payment of $.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2013, the Company had $9,263,000 in cash and cash equivalents compared to $7,415,000 in cash and cash equivalents on November 30, 2012. The Company held $2,006,000 in short term investments at November 30, 2013 and $2,004,000 at November 30, 2012.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2014 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2013.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

13	Report of Independent Registered Public Accounting Firm

14	Balance Sheets as of November 30, 2013 and 2012

15	Statements of Income for the years ended November 30, 2013 and 2012

16	Statements of Shareholders’ Equity for the years ended November 30, 2013 and 2012

17	Statements of Cash Flows for the years ended November 30, 2013 and 2012

18-21	Notes to Financial Statements as of and for the years ended November 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2013 and 2012, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 13, 2014

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2013 AND 2012
(Dollars in thousands except share data)

ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$9,263	$7,415
Short-term investments	2,006	2,004
Receivables, net of allowance for doubtful accounts
of $2 in 2013 and $2 in 2012	2,946	2,498
Inventories
Raw materials and supplies	2,968	3,601
Work-in-process	2,901	2,384
Total inventories	5,869	5,985

Deferred income taxes	738	659
Prepaid income tax	2	349
Prepaid expenses and other assets	171	121
Total current assets	20,995	19,031

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	8,171	7,914
Furniture and fixtures	677	677
Total property, plant, and equipment	10,500	10,243
Less- accumulated depreciation	(8,537)	(8,220)
Net property, plant, and equipment	1,963	2,023

Total assets	$22,958	$21,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$713	$501
Accrued compensation	597	511
Income taxes payable	173	112
Property taxes	86	85
Deferred revenue	622	189
Other accrued liabilities	123	130
Total current liabilities	2,314	1,528

DEFERRED INCOME TAXES	454	471

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, authorized 10,000,000 shares
3,078,315 issued and 2,578,315 outstanding at November 30, 2013
and November 30, 2012	308	308
Additional paid-in capital	885	885
Treasury stock, at cost, 500,000 shares	(1,250)	(1,250)
Retained earnings	20,247	19,112
Total shareholders’ equity	20,190	19,055

Total liabilities and shareholders’ equity	$22,958	$21,054

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012
(Dollars in thousands except share data)

	2013	2012

NET SALES	$19,677	$17,699

COSTS AND EXPENSES:
Cost of sales	11,987	12,586
Research and development	1,544	574
Selling, general, and administrative expenses	4,049	3,836

Total costs and expenses	17,580	16,996

OPERATING INCOME	2,097	703

Other income	39	75
Interest income	3	4

INCOME BEFORE INCOME TAXES	2,139	782

PROVISION FOR INCOME TAXES:
Current	842	214
Deferred	(96)	112

Total provision for income taxes	746	326

NET INCOME	$1,393	$456

BASIC AND DILUTED EARNINGS PER SHARE	$0.54	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012
(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in Capital	Stock	Earnings	Total

BALANCE, November 30, 2011	$308	$885	$(1,250)	$18,914	$18,857

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	456	456

BALANCE, November 30, 2012	$308	$885	$(1,250)	$19,112	$19,055

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,393	1,393

BALANCE, November 30, 2013	$308	$885	$(1,250)	$20,247	$20,190

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012
(Dollars in thousands)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,393	$456
Adjustments to reconcile net income to
net cash provided by (used in) operating activities-
Depreciation and amortization	317	319
Deferred tax (benefit) expense	(96)	112
Changes in certain current assets and liabilities-
Increase in receivables, net	(448)	(587)
Decrease (increase) in inventories	116	(707)
Decrease in prepaid income taxes	347	125
(Increase) decrease in prepaid expenses and other assets	(50)	24
Increase in accounts payable	212	142
Increase (decrease) in accrued compensation	86	(59)
Increase in income taxes payable	61	14
Increase in deferred revenue	433	14
Decrease in all other accrued liabilities	(6)	(256)

Net cash provided by (used in) operating activities	2,365	(403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturity of short term investment, net	(2)	(4)
Additions to property, plant, and equipment	(257)	(408)

Net cash used in investing activities	(259)	(412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(258)	(258)

Net cash used in financing activities	(258)	(258)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,848	(1,073)

CASH AND CASH EQUIVALENTS, beginning of year	$7,415	$8,488

CASH AND CASH EQUIVALENTS, end of year	$9,263	$7,415

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes, net of refunds received	$434	$75

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013 AND 2012

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

Short-Term Investments

The Company has $2,006,000 in short term investments at November 30, 2013. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company previously adopted the provisions for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria.  The Company did not record any liability for uncertain tax positions as of November 30, 2013 and 2012.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.  During 2013 and 2012, the Company had no dilutive potential common stock.

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

3.         FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2013 and 2012.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2013 and 2012.

4.         NOTES PAYABLE TO BANKS:

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

5.         RELATED PARTIES:

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $3,600 in 2013 and $3,600 in 2012 in addition to fees received as a director and audit committee member.

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

Warranty expense was approximately $150,000 and $172,000 in 2013 and 2012, respectively.

7.         LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2013 and 2012 was $48,000 and $46,000 respectively.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

8.         EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $254,000 in 2013 and $262,000 in 2012.  Employees become vested in Company contributions at 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years.  If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post-retirement benefits to its employees at this time.

9.         INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2013	2012
Current Provision:
Federal	$739,000	$122,000
State	103,000	92,000
	842,000	214,000

Deferred federal tax expense (benefit)	(96,000)	112,000

Total	$746,000	$326,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2013	2012
Tax at 34% statutory rate	$727,000	$266,000
State income taxes, net of federal benefit	68,000	61,000
Section 199 Adjustment	(74,000)	(13,000)
Permanent differences and other	25,000	12,000

Income tax provision	$746,000	$326,000

The components of deferred tax assets and liabilities were as follows:

Current Deferred Taxes	2013	2012
Inventory	$398,000	$440,000
Deferred revenue	220,000	73,000
Other accrued liabilities	120,000	146,000
Current deferred tax asset	738,000	659,000

Non-current Deferred Taxes
Depreciation	(454,000)	(471,000)
Net deferred taxes	$284,000	$188,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 61% of the Company’s revenues in 2013 compared to 65% in 2012. The Company’s major customers are Lockheed Martin, Northrop Grumman, Boeing, Rockwell, Goodrich, Raytheon, Rockwell Int’l, and L-3. No customer accounted for 10% or more of the Company’s sales during 2013 while two of the Company’s distributors accounted for 13% and 10% of the Company’s sales during 2012.

11.       SHAREHOLDERS’ EQUITY:

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

12.       SUBSEQUENT EVENTS

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend payment will be paid to the Company’s shareholders on February 12, 2014.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2013 as required by the Securities Exchange Act of 1934 Rule13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (1992), the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2013.

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
None.
PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2014 Annual Meeting of Stockholders, as set forth below. The 2014 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 13, 2014.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	59	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	85	Director and
		Member of Audit Committee	February 1997

Connie Wood	74	Secretary, Director and
		Member of Audit Committee	March 2002

Eugene Robinson	74	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	71	Director and
		Member of Audit Committee	October 2010

Patrick S. Cefalu	56	CFO, Executive Vice President	N/A

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

Mr. Cefalu has over 35 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2013. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2013.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey and Ms. Wood.  Ms. Wood, Mr. Hoesterey, and Mr. Robinson attended all of the meetings.  Mr. Hempel attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2013.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2013.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Ms. Wood and Messrs. Robinson and Hoesterey attended all of the meetings. Mr. Hempel attended one (1) of the meetings.

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

The Audit Committee has reviewed with management and the independent auditors the quality and adequacy of the Company's significant accounting policies. The Audit Committee has considered and reviewed with the independent auditors their audit plans, the scope of the audit, and the identification of audit risks.  The Audit Committee has reviewed and discussed the audited financial statements with management and has discussed such financial statements with the independent auditors.

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant’s the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2013, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2013, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2014 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2013, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2013.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2013	$256,069	$500	$57,933	$314,502
President and	2012	$259,358	$21,000	$17,401	$297,759
Chief Executive Officer (1)	2011	$247,968	$45,000	$27,320	$320,288

Patrick Cefalu,	2013	$150,010	$500	$14,327	$164,837
Vice President and	2012	$152,054	$21,000	$9,705	$182,759
Chief Financial Officer	2011	$145,272	$35,000	$2,607	$182,879

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

The Board of Directors reviews and approves the Company annual bonus payments structure. In 2012 the Directors approved a bonus payment paid on December 18, 2012 of $500 to Mr. King and $500 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2013, the Company paid $2,641 regarding Mr. King, and $2,293 regarding Mr. Cefalu, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2013, the Company made contributions to the Plan for Mr. King in the amount of $5,262 and for Mr. Cefalu in the amount of $5,296 which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time.  In 2013, Mr. King received $37,672 in unused vacation pay and Mr. Cefalu did not receive any unused vacation pay.

During the fiscal year ended November 30, 2013, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $1,466 and $1,243, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2013.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than .6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Connie Wood (3)	6,000	Less than .2%

All officers and directors	1,972,677	76.5%
as a group (6 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

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

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $3,600 in 2013 and $3,600 in 2012 in addition to fees received as a director and audit committee member.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the independent accountants in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2013.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2013 and November 30, 2012, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $131,000 and $127,000, respectively.

TAX FEES

KPMG LLP fees for tax advisory and tax return preparation services were $31,000 in 2013, and fees for tax return preparation services were $31,000 in 2012.

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

By: /s/ Mark King
Mark King President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated:  02/13/2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/13/2014.

/s/ Connie Wood	/s/ Mark King

Connie Wood, Director	Mark King, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel

Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson

Eugene Robinson, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2013

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