Form 10-K/A
period 2013-11-30
MICROPAC INDUSTRIES INC
filed 2014-02-20
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K/A

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

EXPLANATORY NOTE TO AMENDMENT NO.1 ON FORM 10K/A

This is Amendment No. 1 to the Registrant's annual report on Form 10K for the year ended November 30, 2013, which was originally filed with the Securities and Exchange Commission on February 13, 2014. This Amendment No. 1 is being filed to change a typographical error in the discussion of the amounts included in all other compensation relating to employee benefit plan as amended below.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2013, Mr. King received $5,262 and Mr. Cefalu received $5,296, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2013, the Company made contributions to the Plan for Mr. King in the amount of $15,000 and for Mr. Cefalu in the amount of $9,031 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

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

Exhibit Index

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