Form 10-Q
period 2014-03-01
MICROPAC INDUSTRIES INC
filed 2014-04-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2014
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

On April 15, 2014 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

March 1, 2014

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 1, 2014 (unaudited) and November 30, 2013
Condensed Statements of Operations for the three months ended March 1, 2014 and March 2, 2013 (unaudited)
Condensed Statements of Cash Flows for the three months ended March 1, 2014 and March 2, 2013 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	03/01/14	11/30/13
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$9,120	$9,263
Short-term investments	2,007	2,006
Receivables, net of allowance for doubtful accounts of $2 at March 1, 2014 and $2 at November 30, 2013	2,318	2,946
Inventories:
Raw materials and supplies	3,096	2,968
Work-in process	2,984	2,901
Total inventories	6,080	5,869
Deferred income taxes	687	738
Prepaid income tax	7	2
Prepaid expenses and other assets	138	171
Total current assets	20,357	20,995

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	8,271	8,171
Furniture and fixtures	697	677
Total property, plant, and equipment	10,620	10,500
Less accumulated depreciation	(8,617)	(8,537)
Net property, plant, and equipment	2,003	1,963
Total assets	$22,360	$22,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$400	$713
Accrued compensation	421	597
Deferred revenue	437	622
Other accrued liabilities	129	209
Income taxes payable	159	173
Total current liabilities	1,546	2,314

DEFERRED INCOME TAXES	449	454

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at March 1, 2014 and November 30, 2013	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	20,422	20,247

Total shareholders’ equity	20,365	20,190

Total liabilities and shareholders’ equity	$22,360	$22,958

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended
	03/01/14	03/02/13

NET SALES	$4,859	$4,638

COST AND EXPENSES:

Cost of goods sold	(2,744)	(2,982)

Research and development	(410)	(339)

Selling, general & administrative expenses	(1,023)	(989)

Total cost and expenses	(4,177)	(4,310)

OPERATING INCOME BEFORE INTEREST AND TAXES	682	328

Interest (expense) income, net	(4)	1

INCOME BEFORE TAXES	678	329

Provision for taxes	(244)	(118)

NET INCOME	$434	$211
NET INCOME PER SHARE, BASIC AND DILUTED	$0.17	$0.08

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	3/01/14	3/02/13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$434	$211
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	80	78
Deferred taxes	46	-
Changes in certain current assets and liabilities:
Decrease in accounts receivable	628	241
(Increase) decrease in inventories	(211)	198
Decrease in prepaid expenses and other current
assets	27	100
Decrease in accounts payable	(313)	(165)
Decrease in accrued compensation	(176)	(93)
(Decrease) increase in deferred revenue	(185)	134
Decrease in other accrued liabilities	(80)	(97)
(Decrease) increase in income taxes payable	(14)	2

Net cash provided by operating activities	236	609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(1)	(1)
Additions to property, plant and equipment	(120)	(44)

Net cash used in investing activities	(121)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(143)	306

Cash and cash equivalents at beginning of period	9,263	7,415

Cash and cash equivalents at end of period	$9,120	$7,721

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$217	$10

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 1, 2014, the results of operations for the three months ended March 1, 2014 and March 2, 2013, and the cash flows for the three months ended March 1, 2014 and March 2, 2013. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Revenue Recognition

Sales are recorded as shipments are made based upon contract prices.  Any losses anticipated on fixed price contracts are provided for currently.  Sales are recorded net of sales returns, allowances and discounts.

The Company recognizes sales in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, Revenue Recognition (ASC 605-10-S99). ASC 605-10-S99 requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Deferred revenue represents prepayments from customers and will be recognized as sales when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $2,007,000 in short term investments at March 1, 2014. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 1, 2014 and November 30, 2013.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at March 1, 2014 and November 30, 2013.

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

Note 5 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended March 1, 2014 and March 2, 2013, the Company had no dilutive potential common stock.

Note 6 SHAREHOLDERS’ EQUITY

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend was paid to shareholders on February 12, 2013.

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend was paid to the Company’s shareholders on February 12, 2014.

MICROPAC INDUSTRIES, INC.
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Micropac Industries, Inc. (the “Company”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power management products, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.  The Company’s products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard, proprietary components such as catalog items.

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on the new isolated solid state industrial power controllers.

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

Results of Operations
	Three months ended
	3/01/2014	3/02/2013
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	56.5%	64.3%
Research and development	8.4%	7.3%
Selling, general & administrative expenses	21.1%	21.3%
Total cost and expenses	86.0%	92.9%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	14.0%	7.1%

Interest expense	(0.1)%	-

INCOME BEFORE TAXES	13.9%	7.1%

Provision for taxes	5.0%	2.5%

NET INCOME	8.9%	4.6%

Sales for the first quarter ended March 1, 2014 totaled $4,859,000. Sales for the first quarter increased 4.8% or $221,000 above sales for the same period of 2013. Sales were 21% in the commercial market, 68% in the military market, and 11% in the space market compared to 19% in the commercial market, 52% in the military market, and 29% in the space market for the same period of 2013.

One customer accounted for 15% of the Company’s sales for the first quarter of 2014 while another customer accounted for 18% of the Company’s sales for the first quarter of 2013.

Cost of goods sold for the first quarter of 2014 and 2013 totaled 56.5% and 64.3% of net sales, respectively.  The decrease in cost of goods sold as a percentage of sales resulted from the higher sales realized during the first quarter of 2014 with lower cost. Cost of goods sold decreased $238,000 in the first quarter of 2014 as compared to 2013 with a decrease in material cost of $68,000, a decrease in overhead cost of $179,000 and a small increase of $9,000 in other cost. The overhead cost decrease was due to a reduction of salary and wages with a small reduction of employees in February 2013 and lower overall production process related supplies cost.

Research and development cost increased $71,000 for the first quarter of 2014 compared to the same period of 2013. The research and development expenditures were associated with the development of power management products, high voltage optocouplers and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2014 totaled 21.1% of net sales, compared to 21.3% for the same period in 2013. Selling, general and administrative expenses increased $34,000 in the first quarter of 2014 as compared to 2013.

Provisions for taxes increased $126,000 for the first quarter of 2014 compared to the same period in 2013. The estimated effective tax rate was 36% for both periods.

Net income for the first quarter of 2014 was $434,000, an increase of $223,000 from the first quarter of 2013. The increase resulted from an increase in sales and lower cost of goods sold.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,120,000 as of March 1, 2014 compared to $9,263,000 on November 30, 2013, a decrease of $143,000.  The decrease in cash and cash equivalents is attributable to $236,000 cash from operations offset by the payment of a cash dividend of $258,000, short-term investment of $1,000 and the investment of $120,000 in equipment.

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

Outlook

New orders for the first quarter of 2014 totaled $3,373,000 compared to $4,346,000 for the comparable period of 2013, a decrease of 22%. Backlog totaled $11,045,000 on March 1, 2014 compared to $9,558,000 as of March 2, 2013 and $12,531,000 on November 30, 2013. The backlog decrease from November 30, 2013 is attributable to a reduction in new orders for standard optocouplers and various power management products. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,566,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of March 1, 2014 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended March 1, 2014.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

                                     The Company is not involved in any material current or pending legal proceedings.

ITEM 1A                    RISK FACTORS

                                      Information about risk factors for the three months ended March 1, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2013.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                    None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.                      MINE SAFETY DISCLOSURE

                    Not Applicable

ITEM 5.                      OTHER INFORMATION

                     None

ITEM 6.                      EXHIBITS

                                    (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

April 15, 2014	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 15, 2014	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer