Form 10-Q
period 2014-05-31
MICROPAC INDUSTRIES INC
filed 2014-07-15
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014
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

On July 14, 2014 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 31, 2014

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 31, 2014 (unaudited) and November 30, 2013
Condensed Statements of Operations for the three and six months ended May 31, 2014 and June 1, 2013 (unaudited)
Condensed Statements of Cash Flows for the six months ended May 31, 2014 and June 1, 2013 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	05/31/14	11/30/13
	(Unaudited)

Cash and cash equivalents	$9,310	$9,263
Short-term investments	2,008	2,006
Receivables, net of allowance for doubtful accounts of $2 at May 31, 2014 and $2 at November 30, 2013	2,658	2,946
Inventories:
Raw materials and supplies	3,051	2,968
Work-in process	2,609	2,901
Total inventories	5,660	5,869
Deferred income taxes	713	738
Prepaid income tax	37	2
Prepaid expenses and other assets	202	171
Total current assets	20,588	20,995

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,074	1,074
Machinery and equipment	8,298	8,171
Furniture and fixtures	697	677
Total property, plant, and equipment	10,647	10,500
Less accumulated depreciation	(8,696)	(8,537)
Net property, plant, and equipment	1,951	1,963
Total assets	$22,539	$22,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$400	$713
Accrued compensation	500	597
Deferred revenue	325	622
Other accrued liabilities	162	209
Income taxes payable	88	173
Total current liabilities	1,475	2,314

DEFERRED INCOME TAXES	445	454

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 31, 2014 and November 30, 2013	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	20,676	20,247

Total shareholders’ equity	20,619	20,190

Total liabilities and shareholders’ equity	$22,539	$22,958

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	05/31/14	06/01/13	05/31/14	06/01/13

NET SALES	$5,162	$5,093	$10,021	$9,731

COST AND EXPENSES:

Cost of goods sold	(3,239)	(3,062)	(5,983)	(6,044)

Research and development	(443)	(434)	(853)	(773)

Selling, general & administrative expenses	(1,083)	(990)	(2,106)	(1,979)

Total cost and expenses	(4,765)	(4,486)	(8,942)	(8,796)

OPERATING INCOME BEFORE INTEREST,OTHER INCOME AND INCOME TAXES	397	607	1,079	935

Interest (expense) income, net	(2)	-	(6)	1

INCOME BEFORE TAXES	$395	$607	$1,073	$936

Provision for taxes	(142)	(219)	(386)	(337)

NET INCOME	$253	$388	$687	$599
NET INCOME PER SHARE, BASIC AND DILUTED	$0.10	$0.15	$0.27	$0.23

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	5/31/14	6/01/13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$687	$599
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	159	157
Deferred tax expense	16	232
Changes in certain current assets and liabilities
Decrease in accounts receivable	288	238
Decrease in inventories	209	602
(Increase) decrease in prepaid expense and other current assets	(66)	45
(Decrease) increase in deferred revenue	(297)	131
Decrease accounts payable	(313)	(135)
Decrease in accrued compensation	(97)	(47)
Decrease in other accrued liabilities	(47)	(58)
Decrease in income taxes payable	(85)	(28)

Net cash provided by operating activities	454	1,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(2)	(1)
Additions to property, plant and equipment	(147)	(142)

Net cash used in investing activities	(149)	(143)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	47	1,335

Cash and cash equivalents at beginning of period	9,263	7,415

Cash and cash equivalents at end of period	$9,310	$8,750

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$490	$48

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 31, 2014, the results of operations for the three months and six months ended May 31, 2014 and June 1, 2013, and the cash flows for the six months ended May 31, 2014 and June 1, 2013. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,008,000 in short term investments at May 31, 2014. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENT

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expect to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 31, 2014 and November 30, 2013.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 31, 2014 and November 30, 2013.

Note 5 COMMITMENTS

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and six months ended May 31, 2014 and June 1, 2013, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/31/2014	6/01/2013	5/31/2014	6/01/2013
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	62.7%	60.2%	59.7%	62.2%
Research and development	8.6%	8.5%	8.5%	7.9%
Selling, general & administrative expenses	21.0%	19.4%	21.0%	20.3%
Total cost and expenses	92.3%	88.1%	89.2%	90.4%

OPERATING INCOME BEFORE INTEREST	7.7%	11.9%	10.8%	9.6%
AND INCOME TAXES

Interest income	-	-	(0.1)%	-

INCOME BEFORE TAXES	7.7%	11.9%	10.7%	9.6%

Provision for taxes	2.7%	4.3%	3.8%	3.5%

NET INCOME	4.9%	7.6%	6.9%	6.1%

Sales for the three and six month periods ended May 31, 2014 totaled $5,162,000 and $10,021,000, respectively.  Sales for the second quarter increased 1.4% or $69,000 above sales for the same period of 2013, while sales for the first six months of 2014 increased 3.0% or $290,000 above the first six months of 2013. Sales were 24% in the commercial market, 63% in the military market, and 13% in the space market for the six months ended May 31, 2014 compared to 25% in the commercial market, 53% in the military market, and 22% in the space market for the six months ended June 1, 2013.

Two customers accounted for 12% and 10% of the Company’s sales for the three months ended May 31, 2014 and two customers accounted for 9% each of the Company’s sales for the six months ended May 31, 2014, while one customer accounted for 18% of the Company’s sales for the three months ended June 1, 2013, and one customer accounted for 9% of the Company’s sales for the six months ended June 1, 2013.

Cost of goods sold for the second quarters of 2014 and 2013 totaled 62.7% and 60.2% of net sales, respectively, while cost of goods sold for the six months ended May 31, 2014 and June 1, 2013 totaled 59.7% and 62.2% of net sales, respectively. In actual dollars, cost of goods sold increased $177,000 in the second quarter of 2014 compared to the same period of 2013. The increase in the second quarter resulted from additional cost on light emitting diode die produced in the Company’s front end manufacturing area and additional cost on one standard solid state relay product. Year to date cost of goods sold decreased $61,000 for the first six months of 2014 as compared to the same periods in 2013 attributable to changes in product mix and lower overhead cost.

Research and development expense increased $9,000 for the second quarter of 2014 versus 2013 and increased $80,000 for the first six months of 2014 compared to the same period of 2013. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2014 totaled 21.0% of net sales for both periods compared to 19.4% and 20.3% for the same periods in 2013. In actual dollars, selling, general and administrative expense increased $93,000 for the second quarter and increased $127,000 for the first six months of 2014 compared to the same periods in 2013. The increase was associated with an increase in sales and marketing activity including consultant and travel expenses.

Provisions for taxes increased $49,000 for the first six months of 2014 compared to the same period in 2013. The estimated effective tax rate was 36% for both periods.

Net income decreased $135,000 for the second quarter of 2014 versus 2013 and increased $88,000 for the first six months of 2014 compared to the same period of 2013.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,310,000 as of May 31, 2014 compared to $9,263,000 on November 30, 2013, an increase of $47,000.  The increase in cash and cash equivalents is primarily attributable to $454,000 cash provided from operations with an inventory decrease of $210,000 since November 30, 2013 associated with the completion and shipment of contracts that required the purchase of long lead material in 2013 and a deferred revenue decrease of  $297,000 since November 30, 2013 with completion and shipment of contracts with advance payments offset by a payment of a cash dividend of $258,000, and the investment of $147,000 in equipment and an increase of $2,000 in investments.

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

Outlook

New orders for the second quarter and year-to-date 2014 totaled $3,753,000 and $7,126,000, respectively, compared to $5,380,000 and $9,728,000 for the comparable periods of 2013.  The reduction resulted from lower orders on power management space level products and down-hole oil production products as compared to the same periods of last year. The major decrease is associated with the decrease of new orders of various power management space level products and delays in new orders on various custom products.

Backlog totaled $9,639,000 on May 31, 2014 compared to $9,847,000 as of June 1, 2013 and $12,531,000 on November 30, 2013. The majority of the backlog on May 31, 2014 is expected to be shipped in the next twelve (12) months and represents a mix of the company’s products and technologies with 13% in the commercial market, 75% in the military market, and 12% in the space market compared to 23% in the commercial market, 66% in the military market, and 11% in the space market on June 1, 2013.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) as of May 31, 2014 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 31, 2014.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

                                   The Company is not involved in any material current or pending legal proceedings.

ITEM 1A                   RISK FACTORS

                                    Information about risk factors for the three months ended May 31, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2013.

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

MICROPAC INDUSTRIES, INC.

July 15, 2014	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 15, 2014	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer