Form 10-Q
period 2014-08-30
MICROPAC INDUSTRIES INC
filed 2014-10-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2014
OR

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

On October 13, 2014 there were 2,578,315 shares of Common Stock, $.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 30, 2014

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 30, 2014 (unaudited) and November 30, 2013
Condensed Statements of Operations for the three and nine months ended August 30, 2014 and August 31, 2013 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 30, 2014 and August 31, 2013 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS	08/30/14	11/30/13
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$10,206	$9,263
Short-term investments	2,008	2,006
Receivables, net of allowance for doubtful accounts of $2 at August 30, 2014 and at November 30, 2013	2,508	2,946
Inventories:
Raw materials and supplies	2,980	2,968
Work-in process	2,184	2,901
Total inventories	5,164	5,869
Deferred income taxes	597	738
Prepaid income tax	207	2
Prepaid expenses and other assets	215	171
Total current assets	20,905	20,995

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,074
Machinery and equipment	8,334	8,171
Furniture and fixtures	702	677
Total property, plant, and equipment	10,723	10,500
Less accumulated depreciation	(8,775)	(8,537)
Net property, plant, and equipment	1,948	1,963
Total assets	$22,853	$22,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$585	$713
Accrued compensation	525	597
Deferred revenue	169	622
Other accrued liabilities	199	209
Income taxes payable	140	173
Total current liabilities	1,618	2,314

DEFERRED INCOME TAXES	440	454

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 30, 2014 and November 30, 2013	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	20,852	20,247

Total shareholders’ equity	20,795	20,190

Total liabilities and shareholders’ equity	$22,853	$22,958

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Nine months ended
	08/30/14	08/31/13	08/30/14	08/31/13

NET SALES	$5,150	$4,508	$15,171	$14,239

COST AND EXPENSES:

Cost of goods sold	(3,390)	(2,712)	(9,373)	(8,756)

Research and development	(515)	(380)	(1,368)	(1,153)

Selling, general & administrative expenses	(983)	(986)	(3,089)	(2,965)

Total cost and expenses	(4,888)	(4,078)	(13,830)	(12,874)

OPERATING INCOME BEFORE INTEREST,OTHER INCOME AND INCOME TAXES	262	430	1,341	1,365

Interest (expense) income, net	14	21	8	22

INCOME BEFORE TAXES	$276	$451	$1,349	$1,387

Provision for taxes	(100)	(162)	(486)	(499)

NET INCOME	$176	$289	$863	$888
NET INCOME PER SHARE, BASIC AND DILUTED	$0.07	$0.11	$0.33	$0.34

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/30/14	8/31/13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$863	$888
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	238	237
Deferred tax expense	127	135
Changes in certain current assets and liabilities
Decrease (increase) in accounts receivable	438	(66)
Decrease in inventories	705	310
(Increase) decrease in prepaid expenses and other current	(249)	106
assets
(Decrease) increase in deferred revenue	(453)	342
Decrease accounts payable	(128)	(141)
Decrease in accrued compensation	(72)	(6)
Decrease in other accrued liabilities	(10)	(15)
Decrease in income taxes payable	(33)	(51)

Net cash provided by operating activities	1,426	1,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investment	4,011	-
Purchase of short term investment	(4,013)	(2)
Additions to property, plant and equipment	(223)	(190)

Net cash used in investing activities	(225)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	943	1,289

Cash and cash equivalents at beginning of period	9,263	7,415

Cash and cash equivalents at end of period	$10,206	$8,704

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$596	$232

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 30, 2014, the results of operations for the three months and nine months ended August 30, 2014 and August 31, 2013, and the cash flows for the nine months ended August 30, 2014 and August 31, 2013. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,008,000 in short term investments at August 30, 2014. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENT

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 30, 2014 and November 30, 2013.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 30, 2014 and November 30, 2013.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and nine months ended August 30, 2014 and August 31, 2013, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS’ EQUITY

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend was paid to the Company’s shareholders on February 12, 2014.

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend was paid to shareholders on February 12, 2013.

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

Results of Operations

	Three months ended		Nine months ended
	8/30/2014	8/31/2013	8/30/2014	8/31/2013
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	65.8%	60.2%	61.8%	61.5%
Research and development	10.0%	8.4%	9.0%	8.1%
Selling, general & administrative expenses	19.1%	21.9%	20.4%	20.8%
Total cost and expenses	94.9%	90.5%	91.2%	90.4%

OPERATING INCOME BEFORE INTEREST	5.1%	9.5%	8.8%	9.6%
AND INCOME TAXES

Interest income	0.3%	0.5%	0.1%	0.1%

INCOME BEFORE TAXES	5.4%	10.0%	8.9%	9.7%

Provision for taxes	2.0%	3.6%	3.2%	3.5%

NET INCOME	3.4%	6.4%	5.7%	6.2%

Sales for the three and nine month periods ended August 30, 2014 totaled $5,150,000 and $15,171,000, respectively.  Sales for the third quarter increased $642,000 compared to the same period of 2013, while sales for the first nine months of 2014 increased $932,000 or 6.5% above the first nine months of 2013. The quarter to date increase was associated with higher sales of space level relay products and the year to date increase was associated with higher sales of space level relay products and one custom assembly product. Sales were 24% in the commercial market, 61% in the military market, and 15% in the space market for the nine months ended August 30, 2014 compared to 28% in the commercial market, 54% in the military market, and 18% in the space market for the nine months ended August 31, 2013.

Two customers accounted for 11% and 10% of the Company’s sales for the three months ended August 30, 2014 and no customer accounted for 10% or more of the Company’s sales for the nine months ended August 30, 2014. One customer accounted for 10% of the Company’s sales for the three months ended August 30, 2013 and no customer accounted for 10% or more of the Company’s sales for the nine months ended August 30, 2013

Cost of goods sold for the third quarters of 2014 and 2013 totaled 65.8% and 60.2% of net sales, respectively, while cost of goods sold for the nine months ended August 30, 2014 and August 31, 2013 totaled 61.8% and 61.5% of net sales, respectively.  The increase in the third quarter cost of goods sold resulted from additional cost with lower yields on light emitting diode die produced in the Company’s front end manufacturing area and one standard solid state relay product.

Research and development expense increased $135,000 for the third quarter of 2014 versus 2013 and increased $215,000 for the first nine months of 2014 compared to the same period of 2013. The research and development expenditures were associated with continued development of power management and control products and high voltage optocouplers to be sold to various existing or new customers.  The Company plans to continue investing in the development of these and other new products and processes.

Selling, general and administrative expense for the third quarter and first nine months of 2014 totaled 19.1% and 20.4% of net sales, respectively, compared to 21.9% and 20.8% for the same periods in 2013. In actual dollars, selling, general and administrative expense decreased $3,000 for the third quarter and increased $124,000 for the first nine months of 2014 compared to the same periods in 2013. The increase was associated with an increase in sales and marketing activity including consultant and travel expenses.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10,206,000 as of August 30, 2014 compared to $9,263,000 on November 30, 2013, an increase of $943,000.  The increase in cash and cash equivalents is attributable to $1,426,000 of cash provided from operations, offset by a payment of a cash dividend of $258,000, $2,000 invested in certificates of deposit and capital expenditures of $223,000, primarily for investment in new production equipment. The Company’s short term investments totaled $2,008,000 as of August 30, 2014.

There have been no material changes to our debt or other obligations described in our 2013 Form 10-K. Refer to Note 5 - Commitments in the accompanying unaudited interim financial statements for information on the Company’s credit facility.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for the third quarter and year-to-date 2014 totaled $6,388,000 and $13,514,000, respectively, compared to $7,844,000 and $17,570,000 for the comparable periods of 2013. The major decrease is associated with the decrease of new orders for various power management space level products and delays in new orders for various custom products.

Backlog totaled $10,877,000 on August 30, 2014 compared to $12,531,000 on November 30, 2013 and $13,184,000 as of August 30, 2013. The majority of the backlog is expected to be shipped in the next twelve months and is comprised of a distributed mix of the company’s products and technologies with 6% in the commercial market, 81% in the military market, and 13% in the space market compared to 11% in the commercial market, 62% in the military market, and 27% in the space market at August 30, 2013.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 30, 2014 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 30, 2014.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended August 30, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE
Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)          Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

October 14, 2014	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 14, 2014	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer