Form 10-K
period 2014-11-30
MICROPAC INDUSTRIES INC
filed 2015-02-17
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  May 31, 2014 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,418,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 17,  2015 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 12, 2015, is incorporated by reference in Part III to the extent described therein.

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

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on our industrial power controllers.

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 471 shareholders on November 30, 2014.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 44% of the Company’s sales for the fiscal year ended November 30, 2014, and were 41% for fiscal 2013. Standard components accounted for approximately 56% of the Company’s sales for the fiscal year ended November 30, 2014, and were 59% for fiscal 2013.

The Company provides power management and controls, sensors and displays, and optocouplers products, components and assemblies and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 30% of the Company’s business in 2014 compared to 34% in 2013. Sensors and displays accounted for 41% of the Company’s business and the optocouplers product accounted for 29% of the Company’s business in 2014, compared to 35% and 31% in 2013, respectively.

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

In 2014, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,856,000 ($1,544,000 in 2013). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including the industrial power controllers and DC-DC converters, and continued product development and improvement associated with the Company’s space level and other high reliability programs.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $109,000 in non-recurring engineering revenue with costs recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 17% of the sales for fiscal year 2014 (21% in 2013) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $4,452,000 in 2014 compared to $4,199,000 in 2013, or 23% and 21% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2014 compared to 61% in 2013.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, Orbital Sciences, and L-3. No customer accounted for 10% or more of the Company’s sales during 2014 and 2013.

BACKLOG

At November 30, 2014, the Company had a backlog of unfilled orders totaling approximately $21,175,000 compared to approximately $12,531,000 at November 30, 2013. The Company expects to complete and ship most of its November 30, 2014 backlog during fiscal 2015.

EMPLOYEES

At November 30, 2014, the Company had 116 full-time employees (compared to 119 at November 30, 2013), of which 22 were executive and managerial employees, 27 were engineers and quality-control personnel, 13 were clerical and administrative employees, and 54 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 51 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs.  Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business.  Some of the Company’s primary competitors are Teledyne Industries, Inc., MS Kennedy, Honeywell, Avago, Isolink, and International Rectifier.

SUPPLY CHAIN

The parts and raw materials for the Company’s products are generally available from more than one source.  Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products.  From time to time, the Company has experienced difficulty in obtaining certain materials when needed.  The Company’s inability to secure materials for any reason could have adverse effects on the Company’s ability to deliver products on a timely basis and could result in loss of customers or sales. However, the Company has not been materially affected by such shortages. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations. The Company’s delivery commitments to customers allow for adequate lead times for production of the products including lead time for order and receipt from the supply chain.

Some of the Company’s primary suppliers are NTK Technologies, Electrovac, Schott Glass, Semi-Dice, Cirexx, Micross Components, Aeroflex Rad, International Rectifier  and Materion Advanced Materials.

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

The ability to develop new products and technologies used in the military, space or aerospace markets

The Company’s base products and technologies generally have long life cycles.  The Company’s products are primarily used in military, space or aerospace applications, which also have long life cycles. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to our customers’ requirements and to our competitors’ progress in technological changes could have a material adverse effect on the Company’s business.

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

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2014 compared to 61% in 2013. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, Orbital Sciences, and L3. The Company’s top 10 customers accounted for 47% of the Company’s sales during 2014 and 40% of the Company’s sales during 2013.

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

Market Information, Holders and Dividends

On February 11, 2015, there were 470 shareholders of record of the Company’s common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2014	PRICE	PRICE
Fourth Quarter	$9.00	$8.00
Third Quarter	$9.20	$8.35
Second Quarter	$9.95	$7.80
First Quarter	$8.35	$7.00

Fiscal Year Ended November 30, 2013
Fourth Quarter	$7.20	$6.26
Third Quarter	$7.25	$5.50
Second Quarter	$5.75	$5.43
First Quarter	$6.15	$5.50

During the three month period ended November 30, 2014, approximately 16,000 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $9.00 to $8.00 per share.  For the two year period ending November 30, 2014, approximately 299,200 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $5.43 to a high of $9.95.  Due to this average monthly volume of approximately 12,500 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend was paid to shareholders on February 12, 2013.

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend was paid to the shareholders on February 12, 2014.

On December 16, 2014, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2015.  The dividend was paid to the shareholders on February 10, 2015.

Securities Issued under Equity Compensation Plan

None

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/14	11/30/13

Net Sales	100.0%	100.0%

Cost of sales	61.5%	60.9%
Research and Development	9.7%	7.8%
Selling , General, and Administrative	21.1%	20.6%
Cost & Expenses	92.3%	89.3%

Operating Income	7.7%	10.7%

Other income and interest income (expense) net	0.2%	0.2%

Income before Income Taxes	7.9%	10.9%

Provision for taxes	2.5%	3.5%

Net Income	5.4%	7.4%

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

Company sales totaled $19,112,000 resulting in a decrease of $565,000 from 2013. The decrease was associated with lower sales of the Company’s products sold into the down-hole oil equipment industry.

At November 30, 2014, the Company had a backlog of unfilled orders totaling approximately $21,175,000 compared to approximately $12,531,000 at November 30, 2013. The Company expects to complete and ship most of its November 30, 2014 backlog during fiscal 2015.

New orders for fiscal year 2014 totaled $27,774,000 compared to $22,343,000 for fiscal 2013.  Approximately $7,903,000 of the new orders received in 2014 were delivered to customers in 2014, along with approximately $11,227,000 of the Company’s $12,531,000 backlog of orders at November 30, 2013 resulting in revenue of $19,130,000. In addition, the Company had freight revenue of $4,000 and customer returns allowance of $(22,000) for total revenue of $19,112,000 in 2014.

Cost of sales, as a percentage of net sales, was 61.5% in 2014 compared to 60.9% in 2013. In actual dollars, cost of sales decreased $245,000 for 2014 versus 2013 due to the decrease in sales from 2013.

In 2014, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,856,000 ($1,544,000 in 2013). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including the industrial power controllers and DC-DC converters, and continued product development and improvement associated with the Company’s space level and other high reliability programs.

Selling, general, and administrative expenses totaled 21.1% of net sales in 2014 compared to 20.6% in 2013, due primarily to the reduction in net sales. In dollars expensed, selling, general and administrative expenses totaled $4,036,000 in 2014 as compared to $4,049,000 in 2013, a decrease of $13,000.

Other income and net interest income (expense) for fiscal 2014 totaled $37,000 compared to $42,000 for fiscal 2013.  The reduction in other income is related to lower reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2014 was approximately $1,515,000, or 7.9% of net sales, compared to $2,139,000, or 10.9% of net sales in fiscal 2013.  The decrease in income was associated with the decrease in revenues and increased investments in research and development.

Provisions for income tax for fiscal 2014 totaled $490,000 compared to $693,000 for fiscal 2013. The Company’s effective income tax rate was 32% for the year ended November 30, 2014 and 2013.

Net income totaled approximately $1,025,000 or $0.40 per share in 2014 versus 2013 net income of $1,446,000 or $0.56 per share.

Liquidity and Capital Resources

On January 23, 2013, the Company entered into a Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants. On January 23, 2015, the Company renewed the Loan Agreement.

The Company generated $1,481,000 net cash flow from operations in 2014 compared to $2,349,000 in 2013. The reduction in net cash provided by operations is due to the decrease in net income and a net change in working capital of $492,000. The Company used $493,000 in cash for investment in additional manufacturing equipment in 2014 compared to $241,000 in 2013.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2014, the Company had $9,994,000 in cash and cash equivalents compared to $9,263,000 in cash and cash equivalents on November 30, 2013. The Company held $2,009,000 in short term investments at November 30, 2014 and $2,006,000 at November 30, 2013.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2015 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2014.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                 Financial Statements and Supplementary Data

Page No.

13	Report of Independent Registered Public Accounting Firm

14	Balance Sheets as of November 30, 2014 and 2013

15	Statements of Income for the years ended November 30, 2014 and 2013

16	Statements of Shareholders’ Equity for the years ended November 30, 2014 and 2013

17	Statements of Cash Flows for the years ended November 30, 2014 and 2013

18-21	Notes to Financial Statements as of and for the years ended November 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. as of November 30, 2014 and 2013, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 16, 2015

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2014 AND 2013
(Dollars in thousands except share data)

ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$9,994	$9,263
Short-term investments	2,009	2,006
Receivables, net of allowance for doubtful accounts	2,332	2,946
of $0 and $2 at November 30, 2014 and 2013
Inventories:
Raw materials and supplies	3,137	2,968
Work-in process	2,343	2,901
Total inventories	5,480	5,869

Deferred income taxes	610	738
Prepaid income tax	210	155
Prepaid expenses and other assets	215	171
Total current assets	20,850	21,148

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,074
Furniture and fixtures	715	677
Construction in process equipment	265	30
Machinery and equipment	8,262	8,141
Total property, plant, and equipment	10,929	10,500
Less accumulated depreciation	(8,777)	(8,537)
Net property, plant, and equipment	2,152	1,963
Total assets	$23,002	$23,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$575	$713
Accrued compensation	598	597
Deferred revenue	101	622
Property taxes	90	86
Income tax payable	-	84
Other accrued liabilities	71	123
Total current liabilities	1,435	2,225

DEFERRED INCOME TAXES	368	454

SHAREHOLDERS’ EQUITY
Common stock, ($0.10 par value), authorized 10,000,000	308	308
shares, 3,078,315 issued and 2,578,315 outstanding at
November 30, 2014 and November 30, 2013
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	21,256	20,489
Total shareholders’ equity	21,199	20,432

Total liabilities and shareholders’ equity	$23,002	$23,111

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013
(Dollars in thousands except share data)

	2014	2013
NET SALES	$19,112	$19,677

COST AND EXPENSES:
Cost of goods sold	(11,742)	(11,987)
Research and development	(1,856)	(1,544)
Selling, general & administrative expenses	(4,036)	(4,049)

Total cost and expenses	(17,634)	(17,580)

OPERATING INCOME	1,478	2,097

Other income	45	39
Interest income (expense), net	(8)	3

INCOME BEFORE INCOME TAXES	1,515	2,139

PROVISION FOR INCOME TAXES
Current	(448)	(789)
Deferred	(42)	96
Total provision for income taxes	(490)	(693)

NET INCOME	$1,025	$1,446

NET INCOME PER SHARE, BASIC AND DILUTED	$0.40	$0.56

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013
(Dollars in thousands)

	Common Stock	Additional paid-in Capital	Treasury Stock	Retained Earnings	Total

BALANCE, November 30, 2012	$308	$885	$(1,250)	$19,301	$19,244

Dividend	-	-	-	(258)
Net income	-	-	-	1,446	1,446

BALANCE, November 30, 2013	308	885	(1,250)	20,489	20,432

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,025	1,025

BALANCE, November 30, 2014	$308	$885	$(1,250)	$21,256	$21,199

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$1,025	$1,446
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	317	317
Deferred tax expense (benefit)	42	(96)
Gain on sale of equipment	(3)	-
Changes in certain current assets and liabilities:
Decrease (increase) in accounts receivable	614	(448)
Decrease in inventories	389	116
Increase in prepaid expenses and other assets	(44)	(50)
(Increase) decrease in prepaid income taxes	(55)	271
(Decrease) increase in deferred revenue	(521)	433
(Decrease) increase in accounts payable	(152)	196
Increase in accrued compensation	1	86
(Decrease) increase in income taxes payable	(84)	84
Decrease in all other accrued liabilities	(48)	(6)

Net cash provided by operating activities	1,481	2,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investments	4,011	4,010
Purchase of short term investments	(4,014)	(4,012)
Proceeds from sale of equipment	4	-
Additions to property, plant and equipment	(493)	(241)

Net cash used in investing activities	(492)	(243)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net increase in cash and cash equivalents	731	1,848

Cash and cash equivalents at beginning of period	$9,263	$7,415

Cash and cash equivalents at end of period	$9,994	$9,263

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$587	$434
Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$14	$16

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2014 AND 2013

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

Short-Term Investments

The Company has $2,009,000 in short term investments at November 30, 2014. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more likely than not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2014 and 2013.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.  During 2014 and 2013, the Company had no dilutive potential common stock.

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

Prior period adjustment

During 2014, the Company filed amended state tax returns and claimed a refund of $172,000.  In connection with accounting for the refund, the Company discovered an immaterial error in the provision for income taxes included in the statement of income for the year ended November 30, 2013.  The Company also discovered immaterial errors related to the presentation of the proceeds and purchase of short-term investments included in the statement of cash flows and the amount of warranty expense disclosed in note 6 to the financial statements as of and for the year ended November 30, 2013.  The Company corrected the errors by increasing retained earnings as of November 30, 2012 by $189,000 in the statement of shareholders’ equity for the year ended November 30, 2013 and reducing the previously reported provision for income taxes in the statement of income for the year ended November 30, 2013 by $53,000.  The Company presented the proceeds and purchase of short-term investments on a gross basis in the statement of cash flows for the year ended November 30, 2013 rather than on a net basis as previously reported.  The Company also corrected the amount of warranty expense for the year ended November 30, 2013 presented in note 6 to $36,000 rather than the $150,000 previously disclosed.

3.         FAIR VALUE MEASUREMENT

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 and 2013.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2014 and 2013.

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

5.         RELATED PARTIES:

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $1,800 in 2014 and $3,600 in 2013 in addition to fees received as a director and audit committee member.

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

Warranty expense was approximately $19,000 and $36,000 in 2014 and 2013, respectively.

7.         LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2014 and 2013 was $48,000.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

8.         EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $297,000 in 2014 and $254,000 in 2013.  Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post-retirement benefits to its employees at this time.

9.         INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2014	2013
Current Provision:
Federal	$420,000	$766,000
State	28,000	23,000
	448,000	789,000

Deferred federal tax expense (benefit)	42,000	(96,000)

Total	$490,000	$693,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2014	2013
Tax at 34% statutory rate	$515,000	$727,000
State income taxes, net of federal benefit	19,000	15,000
Section 199 Adjustment	(50,000)	(74,000)
Permanent differences and other	6,000	25,000

Income tax provision	$490,000	$693,000

The components of deferred tax assets and liabilities were as follows:

Current Deferred Taxes	2014	2013
Inventory	$492,000	$398,000
Deferred revenue, sales returns and warranty	53,000	220,000
Other accrued liabilities	65,000	120,000
Current deferred tax asset	610,000	738,000
Non-current Deferred Taxes
Depreciation	(368,000)	(454,000)
Net deferred taxes	$242,000	$284,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2014 compared to 61% in 2013. No customer accounted for 10% or more of the Company’s sales during 2014 and 2013.

11.       SHAREHOLDERS’ EQUITY:

On December 12, 2012, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 15, 2013.  The dividend was paid to shareholders on February 12, 2013.

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend was paid to shareholders on February 12, 2014.

12.       SUBSEQUENT EVENTS

On December 16, 2014, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2015.  The dividend was paid to the Company’s shareholders on February 10, 2015.

On January 23, 2015, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0.

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2014, the Company's disclosure controls and procedures are not effective due to the material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2014 as required by the Securities Exchange Act of 1934 Rule13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (1992), the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2014 due to the identification of the following material weaknesses.

Material weakness in entity-level controls.  We did not maintain effective entity-level controls with respect to the risk assessment component of the Internal Control – Integrated Framework.  Specifically, we did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements to identify and address risks critical to financial reporting.  This deficiency resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and contributed to the other material weaknesses described below.

Material weakness in inventory.  The Company’s control activities are not designed effectively because the Company’s policies and procedures do not include controls to evaluate the amount of overhead capitalized in work in process inventory.  This deficiency resulted in a material post-closing adjustment to work in process inventory and cost of goods sold which have been reflected in the financial statements for the year ended November 30, 2014.  This deficiency resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material weakness in income taxes. The Company’s control activities are not operating effectively because the review of the income tax provision did not operate as designed by the Company’s policies and procedures.  This deficiency resulted in immaterial errors in the Company’s previously issued financial statements and the prior period amounts of prepaid income tax, income tax payable, provision for income tax, and retained earnings have been adjusted as described in note 2 to the financial statements.  This deficiency resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weaknesses described above, management has concluded that the Company’s financial statements for the periods covered by and included in this Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Remediation Activities

The Company plans to take the following action to remediate the material weaknesses described above in “Management’s Annual Report on Internal Control Over Financial Reporting”.

1.	The Company plans to hire additional qualified accounting resources and provide additional training on the Company’s financial reporting requirements.
2.	The Company plans to implement controls to review the amount of overhead costs capitalized in work in process inventory.
3.	The Company plans to update its income tax provision processes and procedures to enable an adequate level of review of the underlying calculations.

Changes in Internal Control Over Financial Reporting

During the three months ended November 30, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2014 Annual Meeting of Stockholders, as set forth below. The 2015 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 17, 2015.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	60	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	86	Director and
		Member of Audit Committee	February 1997

Connie Wood	75	Secretary, Director and
		Member of Audit Committee	March 2002

Eugene Robinson	75	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	72	Director and
		Member of Audit Committee	October 2010

Patrick S. Cefalu	57	CFO, Executive Vice President	N/A

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

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2014. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2014.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey and Ms. Wood.  Ms. Wood, Mr. Hoesterey, and Mr. Robinson attended all of the meetings.  Mr. Hempel attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2014.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2014.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Ms. Wood and Mr. Robinson attended all of the meetings. Mr. Hoesterey attended three (3) of the meetings and Mr. Hempel attended one (1) of the meetings.

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $1,800 in 2014 and $3,600 in 2013 in addition to fees received as a director and audit committee member.

Director Compensation 2014
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$3,000	$750	-	$3,750
Richard K. Hoesterey	$17,500	$2,250	-	$19,750
Eugene Robinson	$17,500	$3,000	$1,800	$22,300
Connie Wood	$17,500	$3,000	-	$20,500

Mr. King does not receive any Directors compensation.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant’s the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2014, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2014, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer.

In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2015 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2014, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2014.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)
Mark King,	2014	$259,354	$18,000	$20,883	$298,237
President and	2013	$256,069	$500	$57,933	$314,502
Chief Executive Officer (1)	2012	$259,358	$21,000	$17,401	$297,759

Patrick Cefalu,	2014	$152,466	$18,000	$17,746	$188,212
Vice President and	2013	$150,010	$500	$14,327	$164,837
Chief Financial Officer	2012	$152,054	$21,000	$9,705	$182,759

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years.  In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.  In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for renewable terms of three (3) years with annual increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 months’ salary as severance payments.

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2014 the Directors approved a bonus payment paid on December 18, 2014 of $18,000 to Mr. King and $18,000 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2014, Mr. King received $1,230 and Mr. Cefalu received $3,378, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2014, the Company made contributions to the Plan for Mr. King in the amount of $15,300 and for Mr. Cefalu in the amount of $10,227 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2014.

During the fiscal year ended November 30, 2014, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $4,353 and $4,141, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2014.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than 0.6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Connie Wood (3)	6,000	Less than 0.3%

All officers and directors	1,972,677	76.5%
as a group (6 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

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

Mr. Eugene Robinson, a director and member of the Company’s audit committee, provides advisory services to the Company and was paid $1,800 in 2014 and $3,600 in 2013 in addition to fees received as a director and audit committee member.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the Company’s independent registered public accounting firm in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2014.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2014 and November 30, 2013, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $167,000 and $131,000, respectively.

TAX FEES

KPMG LLP fees for tax advisory and tax return preparation services were $45,000 in 2014, and fees for tax return preparation services were $31,000 in 2013.

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

By: /s/ Mark King
Mark King President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated:  02/17/2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/17/2015.

/s/ Connie Wood	/s/ Mark King

Connie Wood, Director	Mark King, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel

Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson

Eugene Robinson, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2014

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