Form 10-Q
period 2015-02-28
MICROPAC INDUSTRIES INC
filed 2015-04-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

On April 14, 2015 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 28, 2015

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 28, 2015 (unaudited) and November 30, 2014
Condensed Statements of Operations for the three months ended February 28, 2015 and March 1, 2014 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 28, 2015 and March 1, 2014 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	02/28/15	11/30/14
	(Unaudited)

Cash and cash equivalents	$12,212	$9,994
Short-term investments	2,001	2,009
Receivables, net of allowance for doubtful accounts of $0 at February 28, 2015 and November 30, 2014	3,335	2,332
Inventories:
Raw materials and supplies	3,155	3,137
Work-in process	2,174	2,343
Total inventories	5,329	5,480
Deferred income taxes	638	610
Prepaid income tax	166	210
Prepaid expenses and other assets	187	215
Total current assets	23,868	20,850

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	715	715
Construction in process equipment	296	265
Machinery and equipment	8,268	8,262
Total property, plant, and equipment	10,966	10,929
Less accumulated depreciation	(8,854)	(8,777)
Net property, plant, and equipment	2,112	2,152
Total assets	$25,980	$23,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$522	$575
Accrued compensation	423	598
Deferred revenue	3,260	101
Income taxes payable	55	-
Other accrued liabilities	154	161
Total current liabilities	4,414	1,435

DEFERRED INCOME TAXES	415	368

SHAREHOLDERS’ EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 28, 2015 and November 30, 2014	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	21,208	21,256

Total shareholders’ equity	21,151	21,199

Total liabilities and shareholders’ equity	$25,980	$23,002

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended
	02/28/15	03/01/14

NET SALES	$4,786	$4,859

COST AND EXPENSES:

Cost of goods sold	(2,850)	(2,744)

Research and development	(568)	(410)

Selling, general & administrative expenses	(1,040)	(1,023)

Total cost and expenses	(4,458)	(4,177)

OPERATING INCOME BEFORE INTEREST AND TAXES	328	682

Other income	2	-
Interest (expense) income, net	(2)	(4)

INCOME BEFORE TAXES	328	678

Provision for taxes	(118)	(244)

NET INCOME	$210	$434

NET INCOME PER SHARE, BASIC AND DILUTED	$0.08	$0.17

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	2/28/15	3/01/14
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210	$434
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	77	80
Deferred taxes	19	46
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	(1,003)	628
(Increase) decrease in inventories	151	(211)
Decrease in prepaid expenses and other current
assets	72	27
Decrease in accounts payable	(53)	(313)
Decrease in accrued compensation	(175)	(176)
(Decrease) increase in deferred revenue	3,159	(185)
Decrease in other accrued liabilities	(7)	(80)
(Decrease) increase in income taxes payable	55	(14)

Net cash provided by operating activities	2,505	236

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	2,009	2,006
Purchase of short term investments	(2,001)	(2,007)
Additions to property, plant and equipment	(37)	(120)

Net cash used in investing activities	(29)	(121)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	2,218	(143)

Cash and cash equivalents at beginning of period	9,994	9,263

Cash and cash equivalents at end of period	$12,212	$9,120

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$-	$127

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2015, the results of operations for the three months ended February 28, 2015 and March 1, 2014, and the cash flows for the three months ended February 28, 2015 and March 1, 2014. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,001,000 in short term investments at February 28, 2015. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 28, 2015 and November 30, 2014.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 28, 2015 and November 30, 2014.

Note 5 COMMITMENTS

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 28, 2015 and March 1, 2014, the Company had no dilutive potential common stock.

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

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies

Results of Operations
	Three months ended
	2/28/2015	3/01/2014
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	59.5%	56.5%
Research and development	11.9%	8.4%
Selling, general & administrative expenses	21.7%	21.1%
Total cost and expenses	93.1%	86.0%

OPERATING INCOME BEFORE INTEREST
AND INCOME TAXES	6.9%	14.0%

Interest expense	-	(0.1)%

INCOME BEFORE TAXES	6.9%	13.9%

Provision for taxes	2.5%	5.0%

NET INCOME	4.4%	8.9%

Sales for the first quarter ended February 28, 2015 totaled $4,786,000. Sales for the first quarter decreased 1.5% or $73,000 below sales for the first quarter  of 2014 with a decrease in power management products of $630,000 offset by an increase in various optocoupler products. Sales were 15% in the commercial market, 72% in the military market, and 13% in the space market in the first quarter of 2015 compared to 21% in the commercial market, 68% in the military market, and 11% in the space market for the same period of 2014.

One customer accounted for 17% of the Company’s sales for the first quarter of 2015 while another customer accounted for 15% of the Company’s sales for the first quarter of 2014.

Cost of goods sold for the first quarter of 2015 and 2014 totaled 59.5% and 56.5% of net sales, respectively.  Cost of goods sold increased $106,000 in the first quarter of 2015 as compared to 2014.  Labor and overhead cost increased $240,000 and material cost decreased $115,000 due to product mix changes with lower sales of power management products and an increase in various optocoupler product sales. The Company added six employees in the first quarter of 2015.

Research and development cost increased $158,000 for the first quarter of 2015 compared to the same period of 2014. The research and development expenditures were associated with the continued development of power management products, high voltage optocouplers and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2015 totaled 21.7% of net sales, compared to 21.1% for the same period in 2014. Selling, general and administrative expenses increased $17,000 in the first quarter of 2015 as compared to 2014.

Provisions for taxes decreased $126,000 for the first quarter of 2015 compared to the same period in 2014. The estimated effective tax rate was 36% for both periods.

Net income for the first quarter of 2015 was $210,000, a decrease of $224,000 from the first quarter of 2014.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,212,000 as of February 28, 2015 compared to $9,994,000 on November 30, 2014, an increase of $2,218,000.  The increase in cash and cash equivalents is attributable to $2,505,000 cash from operations offset by the payment of a cash dividend of $258,000, net proceeds from short-term investment of $8,000 and the investment of $37,000 in equipment.  Cash from operations include advanced cash payments from customers of $3,000,000.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2015 totaled $6,642,000 compared to $3,373,000 for the comparable period of 2014, an increase of 97%. Backlog totaled $22,949,000 on February 28, 2015 compared to $11,045,000 as of March 1, 2014 and $21,175,000 on November 30, 2014. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,800,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of February 28, 2015, the Company's disclosure controls and procedures are not effective due to the continuing material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting as reported in our Annual Report on  Form 10-K at November 30, 2014.

(b)	Changes in internal controls.

During the first quarter of 2015, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified in our Annual Report on Form 10-K for Fiscal 2014. These remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial reporting control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for Fiscal 2014 and our efforts to implement that plan are summarized below:

We are in the process of implementing personnel resource plans, as well as training, designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements. The Company is in the process of hiring an additional qualified staff accountant.

We are continuing to re-design and strengthen our tax accounting process using internal and external resources.

We developed enhanced controls and user checklists to be used during monthly, quarterly, and year end close processes.

The Accounting Manager and CFO performed additional closing procedures in the first quarter of 2015. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed financial statements of the Company at and for the three months ended February 28, 2015, fairly present in all material respects, the financial condition and results of operations in conformity with U.S. GAAP.

There have not been any other changes in internal control over financial reporting in the three months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 28, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2014.

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

MICROPAC INDUSTRIES, INC.

April 14, 2015	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 14, 2015	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer