Form 10-Q
period 2015-05-30
MICROPAC INDUSTRIES INC
filed 2015-07-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

On July 13, 2015 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 30, 2015

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 30, 2015 (unaudited) and November 30, 2014
Condensed Statements of Operations for the three and six months ended May 30, 2015 and May 31, 2014 (unaudited
Condensed Statements of Cash Flows for the six months ended May 30, 2015 and May 31, 2014 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
ITEM 1A -RISK FACTORS
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
ITEM 4 - MINE SAFETY DISCLOSURE
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS	05/30/15	11/30/14
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$12,874	$9,994
Short-term investments	2,002	2,009
Receivables, net of allowance for doubtful accounts of $0 at May 30, 2015 and $2 at November 30, 2014	1,695	2,332
Inventories:
Raw materials and supplies	3,708	3,137
Work-in process	2,474	2,343
Total inventories	6,182	5,480
Deferred income taxes	610	610
Prepaid income tax	173	210
Prepaid expenses and other assets	219	215
Total current assets	23,755	20,850

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Machinery and equipment	8,300	8,262
Construction in process equipment	396	265
Furniture and fixtures	715	715
Total property, plant, and equipment	11,098	10,929
Less accumulated depreciation	(8,919)	(8,777)
Net property, plant, and equipment	2,179	2,152
Total assets	$25,934	$23,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$656	$575
Accrued compensation	510	598
Deferred revenue	2,550	101
Other accrued liabilities	90	161
Income taxes payable	92	-
Total current liabilities	3,898	1,435

DEFERRED INCOME TAXES	426	368

SHAREHOLDERS’ EQUITY
Common stock, ($0.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 30, 2015 and November 30, 2014	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	21,667	21,256

Total shareholders’ equity	21,610	21,199

Total liabilities and shareholders’ equity	$25,934	$23,002

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	05/30/15	05/31/14	05/30/15	05/31/14

NET SALES	$5,265	$5,162	$10,050	$10,021

COST AND EXPENSES:

Cost of goods sold	(3,167)	(3,239)	(6,017)	(5,983)

Research and development	(416)	(443)	(984)	(853)

Selling, general & administrative expenses	(1,018)	(1,083)	(2,057)	(2,106)

Total cost and expenses	(4,601)	(4,765)	(9,058)	(8,942)

OPERATING INCOME BEFORE INTEREST AND TAXES	664	397	992	1,079

Other income	10	-	12	-
Interest (expense) income, net	(3)	(2)	(4)	(6)

INCOME BEFORE TAXES	$671	$395	$1,000	$1,073

Provision for taxes	(213)	(142)	(331)	(386)

NET INCOME	$458	$253	$669	$687
NET INCOME PER SHARE, BASIC AND DILUTED	$0.18	$0.10	$0.26	$0.27

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	5/30/15	5/31/14
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$669	$687
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	154	159
Deferred tax expense	58	16
Changes in certain current assets and liabilities
Decrease in accounts receivable	637	288
(Increase) decrease in inventories	(702)	209
Increase in prepaid expense and other current assets	(4)	(66)
Decrease in prepaid income taxes	37	-
Increase (decrease) in deferred revenue	2,449	(297)
Decrease in accounts payable	(2)	(313)
Decrease in accrued compensation	(88)	(97)
Decrease in other accrued liabilities	(71)	(47)
Increase (decrease) in income taxes payable	92	(85)

Net cash provided by operating activities	3,229	454

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,009	2,006
Purchase of short term investments	(2,002)	(2,008)
Additions to property, plant and equipment	(98)	(147)

Net cash used in investing activities	(91)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	2,880	47

Cash and cash equivalents at beginning of period	9,994	9,263

Cash and cash equivalents at end of period	$12,874	$9,310

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$144	$490

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$83	$-

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 30, 2015, the results of operations for the three months and six months ended May 30, 2015 and May 31, 2014, and the cash flows for the six months ended May 30, 2015 and May 31, 2014. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,002,000 in short term investments at May 30, 2015. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENT

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  On July 9, 2015 the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 30, 2015 and November 30, 2014.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 30, 2015 and November 30, 2014.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and six months ended May 30, 2015 and May 31, 2014, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/30/2015	5/31/2014	5/30/2015	5/31/2014
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	60.2%	62.7%	59.8%	59.7%
Research and development	7.9%	8.6%	9.8%	8.5%
Selling, general & administrative expenses	19.3%	21.0%	20.5%	21.0%
Total cost and expenses	87.4%	92.3%	90.1%	89.2%

OPERATING INCOME BEFORE INTEREST	12.6%	7.7%	9.9%	10.8%
AND INCOME TAXES

Interest and other income	0.1%	-	0.1%	(0.1)%

INCOME BEFORE TAXES	12.7%	7.7%	10.0%	10.7%

Provision for taxes	4.0%	2.7%	3.3%	3.8%

NET INCOME	8.7%	4.9%	6.7%	6.9%

Sales for the three and six month periods ended May 30, 2015 totaled $5,265,000 and $10,050,000, respectively.  Sales for the second quarter increased 2.0% or $103,000 above sales for the same period of 2014, while sales for the first six months of 2015 increased $29,000 above the first six months of 2014. Sales were 14% in the commercial market, 61% in the military market, and 25% in the space market for the six months ended May 30, 2015 compared to 24% in the commercial market, 63% in the military market, and 13% in the space market for the six months ended May 31, 2014.

One customer accounted for 18% of the Company’s sales for the three months ended May 30, 2015 and two customers accounted for 16% each of the Company’s sales for the six months ended May 30, 2015, while two customers accounted for 12% and 10% of the Company’s sales for the three months ended May 31, 2014, and two customers accounted for 9% each of the Company’s sales for the six months ended May 31, 2014.

Cost of goods sold for the second quarters of 2015 and 2014 totaled 60.2% and 62.7% of net sales, respectively, while cost of goods sold for the six months ended May 30, 2015 and May 31, 2014 totaled 59.8% and 59.7% of net sales, respectively. Cost of goods sold improved in the second quarter of 2015 compared to 2014 associated with changes in product mix and process automation and redesign of the standard solid state relay. In actual dollars, cost of goods sold decreased $72,000 in the second quarter of 2015 compared to the same period of 2014. Year to date cost of goods sold increased $34,000 for the first six months of 2015 as compared to the same periods in 2014.

Research and development expense decreased $27,000 for the second quarter of 2015 versus 2014 and increased $131,000 for the first six months of 2015 compared to the same period of 2014. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2015 totaled 19.3% and 20.5% respectively of net sales compared to 21.0% for the same periods in 2014. In actual dollars, selling, general and administrative expense decreased $65,000 for the second quarter and decreased $49,000 for the first six months of 2015 compared to the same periods in 2014. The decrease was associated with a decrease in consultant expenses.

Provisions for taxes decreased $55,000 for the first six months of 2015 compared to the same period in 2014. The estimated effective tax rate was 33% for 2015 and 36% for 2014.

Net income increased $205,000 for the second quarter of 2015 versus 2014 and decreased $18,000 for the first six months of 2015 compared to the same period of 2014.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,874,000 as of May 30, 2015 compared to $9,994,000 on November 30, 2014, an increase of $2,880,000.  The increase in cash and cash equivalents is primarily attributable to $3,229,000 cash provided from operations including advanced payments from customers of $2,449,000 for the purchase of long lead time materials, offset by a payment of a cash dividend of $258,000, and the investment of $98,000 in equipment.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for year-to-date 2015 totaled $8,154,000 compared to $7,126,000 for 2014.  The increase resulted from new orders on various custom products.

Backlog totaled $19,279,000 on May 30, 2015 compared to $9,639,000 as of May 31, 2014 and $21,175,000 on November 30, 2014. The backlog represents a good mix of the company’s products and technologies with 23% in the commercial market, 32% in the military market, and 45% in the space market compared to 13% in the commercial market, 75% in the military market, and 12% in the space market on May 31, 2014.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,400,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of May 30, 2015, the Company's disclosure controls and procedures are not effective due to the continuing material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting as reported in our Annual Report on  Form 10-K at November 30, 2014.

(b)	Changes in internal controls.

During the first and second quarter of 2015, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified in our Annual Report on Form 10-K for Fiscal 2014. These remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial reporting control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for Fiscal 2014 and our efforts to implement that plan are summarized below:

We are in the process of implementing personnel resource plans, as well as training, designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements. The Company is in the process of hiring an additional qualified staff accountant.

We are continuing to re-design and strengthen our tax accounting process using internal resources and external training.

We developed enhanced controls and user checklists to be used during monthly, quarterly, and year end close processes.

The Accounting Manager and CFO performed additional closing procedures in the first and second quarter of 2015. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed financial statements of the Company at and for the three months and six months ended May 30, 2015, fairly present in all material respects, the financial condition and results of operations in conformity with U.S. GAAP.

There have not been any other changes in internal control over financial reporting in the three months ended May 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months and six months ended May 30, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2014.

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

MICROPAC INDUSTRIES, INC.

July 14, 2015	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 14, 2015	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer