Form 10-Q
period 2015-08-29
MICROPAC INDUSTRIES INC
filed 2015-10-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015
OR

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

On October 12, 2015 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 29, 2015

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 29, 2015 (unaudited) and November 30, 2014
Condensed Statements of Operations for the three and nine months ended August 29, 2015 and August 30, 2014 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 29, 2015 and August 30, 2014 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	08/29/15	11/30/14
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,503	$9,994
Short-term investments	2,003	2,009
Receivables, net of allowance for doubtful accounts of $0 at August 29, 2015 and November 30, 2014	2,361	2,332
Inventories:
Raw materials and supplies	4,326	3,137
Work-in process	2,726	2,343
Total inventories	7,052	5,480
Deferred income taxes	594	610
Prepaid income tax	-	210
Prepaid expenses and other assets	186	215
Total current assets	24,699	20,850

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Machinery and equipment	8,359	8,262
Construction in process equipment	341	265
Furniture and fixtures	715	715
Total property, plant, and equipment	11,102	10,929
Less accumulated depreciation	(8,851)	(8,777)
Net property, plant, and equipment	2,251	2,152

Total assets	$26,950	$23,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$433	$575
Accrued compensation	584	598
Deferred revenue	3,212	101
Other accrued liabilities	148	161
Income taxes payable	87	-
Total current liabilities	4,464	1,435

DEFERRED INCOME TAXES	422	368

SHAREHOLDERS’ EQUITY
Common stock, ($0.10 par value), authorized 10,000,000 shares,	308	308
3,078,315 issued and 2,578,315 outstanding at
August 29, 2015 and November 30, 2014
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,121	21,256

Total shareholders’ equity	22,064	21,199

Total liabilities and shareholders’ equity	$26,950	$23,002

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Nine months ended
	08/29/15	08/30/14	08/29/15	08/30/14

NET SALES	$5,268	$5,150	$15,319	$15,171

COST AND EXPENSES:
Cost of goods sold	(3,232)	(3,390)	(9,248)	(9,373)
Research and development	(351)	(515)	(1,336)	(1,368)
Selling, general & administrative expenses	(1,013)	(983)	(3,070)	(3,089)

Total cost and expenses	(4,596)	(4,888)	(13,654)	(13,830)

OPERATING INCOME BEFORE INTEREST AND TAXES	672	262	1,665	1,341

Other income	8	-	20	-
Interest (expense) income, net	(3)	14	(7)	8

INCOME BEFORE TAXES	$677	$276	$1,678	$1,349

Provision for taxes	(223)	(100)	(555)	(486)

NET INCOME	$454	$176	$1,123	$863

NET INCOME PER SHARE, BASIC AND DILUTED	$0.18	$0.07	$0.44	$0.33

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/29/15	8/30/14
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,123	$863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	238
Deferred tax expense	70	127
Changes in certain current assets and liabilities
(Increase) decrease in accounts receivable	(29)	438
(Increase) decrease in inventories	(1,572)	705
Decrease (increase) in prepaid expense and other current assets	29	(249)
Decrease in prepaid income taxes	210	-
Increase (decrease) in deferred revenue	3,111	(453)
Decrease in accounts payable	(121)	(128)
Decrease in accrued compensation	(14)	(72)
Decrease in other accrued liabilities	(13)	(10)
Increase (decrease) in income taxes payable	87	(33)

Net cash provided by operating activities	3,112	1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	4,011	4,011
Purchase of short-term investments	(4,005)	(4,013)
Additions to property, plant and equipment	(351)	(223)

Net cash used in investing activities	(345)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	2,509	943

Cash and cash equivalents at beginning of period	9,994	9,263

Cash and cash equivalents at end of period	$12,503	$10,206

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$363	$596

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$(21)	$-

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 29, 2015, the results of operations for the three months and nine months ended August 29, 2015 and August 30, 2014, and the cash flows for the nine months ended August 29, 2015 and August 30, 2014. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained are adequate to make the information presented not misleading.

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

Short-Term Investments

The Company has $2,003,000 in short term investments at August 29, 2015. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 29, 2015 and November 30, 2014.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 29, 2015 and November 30, 2014.

Note 5 COMMITMENTS

On January 23, 2015, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and nine months ended August 29, 2015 and August 30, 2014, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Nine months ended
	8/29/2015	8/30/2014	8/29/2015	8/30/2014

NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.3%	65.8%	60.4%	61.8%
Research and development	6.7%	10.0%	8.7%	9.0%
Selling, general & administrative expenses	19.2%	19.1%	20.0%	20.4%
Total cost and expenses	87.2%	94.9%	89.1%	91.2%

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	12.8%	5.1%	10.9%	8.8%

Interest and other income	0.1%	0.3%	0.1%	0.1%

INCOME BEFORE TAXES	12.9%	5.4%	11.0%	8.9%

Provision for taxes	4.3%	2.0%	3.6%	3.2%

NET INCOME	8.6%	3.4%	7.4%	5.7%

Sales for the three and nine month periods ended August 29, 2015 totaled $5,268,000 and $15,319,000, respectively.  Sales for the third quarter increased 2.3% or $118,000 above sales for the same period of 2014, while sales for the first nine months of 2015 increased 1% or $148,000 above the first nine months of 2014. Sales were 15% in the commercial market, 59% in the military market, and 26% in the space market for the nine months ended August 29, 2015 compared to 24% in the commercial market, 61% in the military market, and 15% in the space market for the nine months ended August 30, 2014.

Two customers accounted for 18% and 11% each of the Company’s sales for the three months ended August 29, 2015 and two customers accounted for 17% and 13% each of the Company’s sales for the nine months ended August 29, 2015, while two customers accounted for 11% and 10% of the Company’s sales for the three months ended August 30, 2014, and no customers accounted for 10% or more of the Company’s sales for the nine months ended August 30, 2014.

Cost of goods sold for the third quarters of 2015 and 2014 totaled 61.3% and 65.8% of net sales, respectively, while cost of goods sold for the nine months ended August 29, 2015 and August 30, 2014 totaled 60.4% and 61.8% of net sales, respectively. Cost of goods sold as a percent of sales decreased in the third quarter of 2015 compared to 2014 associated with changes in product mix and costs incurred during the third quarter of 2014 related to lower yields on light emitting diode die produced in the Company’s front end manufacturing area that were not repeated in the third quarter of 2015. In actual dollars, cost of goods sold decreased $158,000 in the third quarter of 2015 compared to the same period of 2014. Year to date cost of goods sold decreased $125,000 for the first nine months of 2015 as compared to the same periods in 2014.

Research and development expense decreased $164,000 for the third quarter of 2015 versus 2014 and decreased $32,000 for the first nine months of 2015 compared to the same period of 2014. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2015 totaled 19.2% and 20.0% respectively of net sales compared to 19.1% and 20.4% for the same periods in 2014. In actual dollars, selling, general and administrative expense increased $30,000 for the third quarter and decreased $19,000 for the first nine months of 2015 compared to the same periods in 2014.

Provisions for taxes increased $69,000 for the first nine months of 2015 compared to the same period in 2014. The estimated effective tax rate was 33% for 2015 and 36% for 2014.

Net income increased $278,000 for the third quarter of 2015 versus 2014 and increased $260,000 for the first nine months of 2015 compared to the same period of 2014.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,503,000 as of August 29, 2015 compared to $9,994,000 on November 30, 2014, an increase of $2,509,000.  The increase in cash and cash equivalents is primarily attributable to $3,112,000 cash provided from operations including advanced payments from customers of $3,111,000 for the purchase of long lead time materials, offset by a payment of a cash dividend of $258,000, and the investment of $351,000 in equipment.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for year-to-date 2015 totaled $12,535,000 compared to $13,514,000 for 2014.  The decrease resulted from lower orders on various space level products.

Backlog totaled $18,391,000 on August 29, 2015 compared to $10,877,000 as of August 30, 2014 and $21,175,000 on November 30, 2014. The backlog represents a good mix of the company’s products and technologies with 22% in the commercial market, 39% in the military market, and 39% in the space market compared to 6% in the commercial market, 81% in the military market, and 13% in the space market on August 30, 2014.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,600,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of August 29, 2015, the Company's disclosure controls and procedures are not effective due to the continuing material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting as reported in our Annual Report on  Form 10-K at November 30, 2014.

(b)	Changes in internal controls.

During the first, second and third quarters of 2015, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified in our Annual Report on Form 10-K for Fiscal 2014. These remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial reporting control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for Fiscal 2014 and our efforts to implement that plan are summarized below:

•	The Company has hired an additional qualified staff accountant with a masters in accounting.

•
We have implemented personnel resource plans, as well as training, designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•	The Company has re-designed and strengthened our tax accounting process using internal resources and external training.

•	We developed enhanced controls and user checklists to be used during monthly, quarterly, and year end close processes.

The Accounting Manager and CFO performed additional closing procedures in the first, second and third quarters of 2015. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed financial statements of the Company at and for the three months and nine months ended August 29, 2015, fairly present in all material respects, the Company’s financial condition and results of operations in conformity with U.S. GAAP.

There have not been any other changes in internal control over financial reporting in the three months ended August 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A RISK FACTORS

Information about risk factors for the three months and nine months ended August 29, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2014.

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

MICROPAC INDUSTRIES, INC.

October 13, 2015	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 13, 2015	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer