Form 10-K
period 2015-11-30
MICROPAC INDUSTRIES INC
filed 2016-02-16
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  May 30, 2015 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,360,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 15,  2016 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 11, 2016 is incorporated by reference in Part III to the extent described therein.

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

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on our industrial power controllers.

The Company’s core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 470 shareholders on November 30, 2015.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 42% of the Company’s sales for the fiscal year ended November 30, 2015, and were 44% for fiscal 2014. Standard components accounted for approximately 58% of the Company’s sales for the fiscal year ended November 30, 2015, and were 56% for fiscal 2014.

The Company provides power management and controls, sensors and displays, and optocouplers products, components and assemblies and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 32% of the Company’s business in 2015 compared to 30% in 2014. Sensors and displays accounted for 33% of the Company’s business and the optocouplers product accounted for 35% of the Company’s business in 2015, compared to 41% and 29% in 2014, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigations systems, control circuitry, power supplies, laser positioning
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment, robotics

The Company has two provisional patents. The Company has no licenses, franchises or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

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

In 2015, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,707,000 ($1,856,000 in 2014). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $650,000 in non-recurring engineering revenue with costs recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 23% of the sales for fiscal year 2015 (17% in 2014) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $6,535,000 in 2015 compared to $4,452,000 in 2014, or 33% and 23% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2015 compared to 57% in 2014.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, and L-3. One customer accounted for 12% of the Company’s sales during 2015 and no customer accounted for 10% or more of the Company’s sales in 2014.

BACKLOG

At November 30, 2015, the Company had a backlog of unfilled orders totaling approximately $18,925,000 compared to approximately $21,175,000 at November 30, 2014. The Company expects to complete and ship the majority of its November 30, 2015 backlog during fiscal 2016.

EMPLOYEES

At November 30, 2015, the Company had 124 full-time employees (compared to 116 at November 30, 2014), of which 22 were executive and managerial employees, 31 were engineers and quality-control personnel, 9 were clerical and administrative employees, and 62 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 51 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs.  Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business.  Some of the Company’s primary competitors are MS Kennedy, Avago, Isolink, and International Rectifier.

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

Some of the Company’s primary suppliers are NTK Technologies, Electrovac, Schott Glass, Semi-Dice, Micross Components, Cobhanm Rad Solutions, and Materion Advanced Materials.

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

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2015 compared to 57% in 2014. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, and L-3. The Company’s top 10 customers accounted for 41% of the Company’s sales during 2015 and 47% of the Company’s sales during 2014.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company occupies approximately 37,000 square feet of manufacturing, engineering and office space in Garland, Texas.  The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet.  The Company considers its facilities adequate for its current level of operations.

The Company also subcontracts some manufacturing to Inmobiliaria San Jose De Ciuddad Juarez S.A. DE C.V., a maquila contract manufacturer in Juarez, Mexico. The Company owns all equipment and inventory with temporary importation into Mexico under the maquila rules of Mexico. The Company does not lease or own any real property in Mexico.

The Company employs a sales team in Bremen, Germany who coordinates sales to Western European customers made by independent representatives. The sales manager maintains an office in a private residence. The Company does not lease or own any real property in Germany, or any other foreign country.

Item 3.	Legal Proceedings

The Company is not involved in any material current or pending legal proceedings.

Item 4.	Mine Safety Disclosure

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 15, 2016, there were 470 shareholders of record of the Company’s common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2015	PRICE	PRICE
Fourth Quarter	$10.25	$8.75
Third Quarter	$10.25	$8.61
Second Quarter	$10.50	$8.55
First Quarter	$9.25	$8.01

Fiscal Year Ended November 30, 2014
Fourth Quarter	$9.00	$8.00
Third Quarter	$9.20	$8.35
Second Quarter	$9.95	$7.80
First Quarter	$8.35	$7.00

During the three month period ended November 30, 2015, approximately 10,000 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $10.25 to $8.75 per share.  For the two year period ending November 30, 2015, approximately 241,300 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $7.00 to a high of $10.50.  Due to this average monthly volume of approximately 10,000 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

On December 17, 2013, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 15, 2014.  The dividend was paid to  shareholders on February 12, 2014.

On December 16, 2014, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2015.  The dividend was paid to  shareholders on February 10, 2015.

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 12, 2016.  The dividend was paid to shareholders on February 11, 2016.

Securities Issued under Equity Compensation Plan

None

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/15	11/30/14

Net Sales	100.0%	100.0%

Cost of sales	60.7%	61.5%
Research and Development	8.5%	9.7%
Selling , General, and Administrative	20.1%	21.1%
Cost & Expenses	89.3%	92.3%

Operating Income	10.7%	7.7%

Other income and interest income (expense) net	0.2%	0.2%

Income before Income Taxes	10.9%	7.9%

Provision for taxes	3.4%	2.5%

Net Income	7.5%	5.4%

Micropac Industries, Inc. (the “Company”), a Delaware corporation, manufactures and distributes various types of hybrid microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies.  The Company’s products are used as components in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.  The Company’s products are either custom (being application specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard-proprietary components such as catalog items.

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

Company sales totaled $20,032,000 resulting in an increase of $920,000 from 2014. The increase was associated with higher international sales offset by lower sales from a customer for a custom sensor product.

At November 30, 2015, the Company had a backlog of unfilled orders totaling approximately $18,925,000 compared to approximately $21,175,000 at November 30, 2014. The Company expects to complete and ship the majority of its November 30, 2015 backlog during fiscal 2016.

New orders for fiscal year 2015 totaled $17,775,000 compared to $27,774,000 for fiscal 2014.  Approximately $4,132,000 of the new orders received in 2015 was delivered to customers in 2015, along with approximately $15,893,000 of the Company’s $21,175,000 backlog of orders at November 30, 2014 resulting in revenue of $20,025,000. In addition, the Company had freight revenue and a net reduction in customer returns allowances of $7,000 for total revenue of $20,032,000 in 2015. The decline in new orders was due to several large orders from international customers for $9,500,000 received in November of 2014.

Cost of sales, as a percentage of net sales, was 60.7% in 2015 compared to 61.5% in 2014. Cost of goods sold as a percent of sales decreased in 2015 compared to 2014 associated with costs incurred during 2014 related to higher material costs associated with a certain product that were not repeated in 2015 due to our re-designing the product. In actual dollars, cost of sales increased $424,000 for 2015 versus 2014 due to the increase in sales from 2014.

In 2015, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,707,000 ($1,856,000 in 2014). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvements associated with the Company’s space level and other high reliability programs.

Selling, general, and administrative expenses totaled 20.1% of net sales in 2015 compared to 21.1% in 2014, due primarily to the increase in net sales. In dollars expensed, selling, general and administrative expenses totaled $4,026,000 in 2015 as compared to $4,036,000 in 2014, a decrease of $10,000.

Other income and net interest income (expense) for fiscal 2015 totaled $52,000 compared to $37,000 for fiscal 2014.  The increase in other income is related to higher reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2015 was approximately $2,185,000, or 10.9% of net sales, compared to $1,515,000, or 7.9% of net sales in fiscal 2014.  The higher income was associated with an increase in revenue.

Provisions for income tax for fiscal 2015 totaled $690,000 compared to $490,000 for fiscal 2014. The Company’s effective income tax rate was 32% for the year ended November 30, 2015 and November 30, 2014.

Net income totaled approximately $1,494,000 or $0.58 per share in 2015 versus 2014 net income of $1,025,000 or $0.40 per share.

Liquidity and Capital Resources

On January 23, 2015, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The revolving credit loan expires on April 23, 2017 and the specific advance loan expires on April 23, 2016.

The Company generated $3,328,000 net cash flow from operations in 2015 compared to $1,481,000 in 2014. The increase in net cash provided by operations is due to an increase in deferred revenue of $2,754,000 resulting from advanced payments from one customer. The Company used $427,000 in cash for investment in additional manufacturing equipment in 2015 compared to $493,000 in 2014.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2015, the Company had $12,651,000 in cash and cash equivalents compared to $9,994,000 in cash and cash equivalents on November 30, 2014. The Company held $2,004,000 in short term investments at November 30, 2015 and $2,009,000 at November 30, 2014.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2016 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2015.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

13	Report of Independent Registered Public Accounting Firm

14	Balance Sheets as of
November 30, 2015 and 2014

15	Statements of Income for the years ended
November 30, 2015 and 2014

16	Statements of Shareholders’ Equity for the years
ended November 30, 2015 and 2014

17	Statements of Cash Flows for the years ended
November 30, 2015 and 2014

18-21	Notes to Financial Statements as of and for the years ended
November 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the Company) as of November 30, 2015 and 2014, and the related statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, TX
February 16, 2016

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2015 AND 2014
(Dollars in thousands except share data)

ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$12,651	$9,994
Short-term investments	2,004	2,009
Receivables, net of allowance for doubtful accounts	2,360	2,332
of $0 at November 30, 2015 and 2014
Inventories:
Raw materials and supplies	4,255	3,137
Work-in process	2,613	2,343
Total inventories	6,868	5,480

Deferred income taxes	693	610
Prepaid income tax	-	210
Prepaid expenses and other assets	161	215
Total current assets	24,737	20,850

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	719	715
Construction in process equipment	347	265
Machinery and equipment	8,432	8,262
Total property, plant, and equipment	11,185	10,929
Less accumulated depreciation	(8,929)	(8,777)
Net property, plant, and equipment	2,256	2,152
Total assets	$26,993	$23,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$404	$575
Accrued compensation	666	598
Deferred revenue	2,855	101
Property taxes	90	90
Income tax payable	109	-
Other accrued liabilities	74	71
Total current liabilities	4,198	1,435

DEFERRED INCOME TAXES	360	368

SHAREHOLDERS’ EQUITY
Common stock, ($0.10 par value), authorized 10,000,000	308	308
shares, 3,078,315 issued and 2,578,315 outstanding at
November 30, 2015 and November 30, 2014
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,492	21,256
Total shareholders’ equity	22,435	21,199

Total liabilities and shareholders’ equity	$26,993	$23,002

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014
(Dollars in thousands except share data)

	2015	2014
NET SALES	$20,032	$19,112

COST AND EXPENSES:
Cost of goods sold	(12,166)	(11,742)
Research and development	(1,707)	(1,856)
Selling, general & administrative expenses	(4,026)	(4,036)

Total cost and expenses	(17,899)	(17,634)

OPERATING INCOME	2,133	1,478

Other income	60	45
Interest income (expense), net	(9)	(8)

INCOME BEFORE INCOME TAXES	2,184	1,515

PROVISION FOR INCOME TAXES
Current	(781)	(448)
Deferred	91	(42)
Total provision for income taxes	(690)	(490)

NET INCOME	$1,494	$1,025

NET INCOME PER SHARE, BASIC AND DILUTED	$0.58	$0.40

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014
(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in Capital	Stock	Earnings	Total

BALANCE, November 30, 2013	$308	$885	$(1,250)	$20,489	$20,432

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,025	1,025

BALANCE, November 30, 2014	308	885	(1,250)	21,256	21,199

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,494	1,494

BALANCE, November 30, 2015	$308	$885	$(1,250)	$22,492	$22,435

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$1,494	$1,025
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	308	317
Deferred tax expense (benefit)	(91)	42
Gain on sale of equipment	(9)	(3)
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	(28)	614
(Increase) decrease in inventories	(1,388)	389
Decrease (increase) in prepaid expenses and other assets	54	(44)
Decrease (increase) decrease in prepaid income taxes	210	(55)
Increase (decrease) increase in deferred revenue	2,754	(521)
Decrease in accounts payable	(156)	(152)
Increase in accrued compensation	68	1
Increase (decrease) increase in income taxes payable	109	(84)
Increase (decrease) in all other accrued liabilities	3	(48)

Net cash provided by operating activities	3,328	1,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investments	4,011	4,011
Purchase of short term investments	(4,006)	(4,014)
Proceeds from sale of equipment	9	4
Additions to property, plant and equipment	(427)	(493)

Net cash used in investing activities	(413)	(492)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net increase in cash and cash equivalents	2,657	731

Cash and cash equivalents at beginning of period	$9,994	$9,263

Cash and cash equivalents at end of period	$12,651	$9,994

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$462	$587

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$(15)	$14

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2015 AND 2014

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

Short-Term Investments

The Company has $2,004,000 in short-term investments at November 30, 2015. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2015 and 2014.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.  During 2015 and 2014, the Company had no dilutive potential common stock.

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

3.         FAIR VALUE MEASUREMENT:

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2015 and 2014.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2015 and 2014.

4.         NOTES PAYABLE TO BANKS:

On January 23, 2015, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances.  The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000, to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The revolving credit loan expires on April 23, 2017 and the specific advance loan expires on April 23, 2016.

5.         RELATED PARTIES:

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $1,800 in 2014 in addition to fees received as a director and audit committee member. No advisory services were provided in 2015.

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

Warranty expense was approximately $51,000 and $19,000 in 2015 and 2014, respectively.

7.         LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2015 and 2014 was $49,000 and $48,000 respectively.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

8.         EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary.  Contributions made by the Company were expensed and totaled approximately $306,000 in 2015 and $297,000 in 2014.  Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post-retirement benefits to its employees at this time.

9.         INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2015	2014
Current Provision:
Federal	$750,000	$420,000
State	31,000	28,000
	781,000	448,000

Deferred federal tax expense (benefit)	(91,000)	42,000

Total	$690,000	$490,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2015	2014
Tax at 34% statutory rate	$743,000	$515,000
State income taxes, net of federal benefit	21,000	19,000
Section 199 Adjustment	(85,000)	(50,000)
Permanent differences and other	11,000	6,000

Income tax provision	$690,000	$490,000

The components of deferred tax assets and liabilities were as follows:

	2015	2014
Current Deferred Taxes
Inventory	$605,000	$492,000
Deferred revenue, sales returns and warranty	17,000	53,000
Other accrued liabilities	71,000	65,000
Current deferred tax asset	693,000	610,000
Non-current Deferred Taxes
Depreciation	(360,000)	(368,000)
Net deferred taxes	$333,000	$242,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 57% of the Company’s revenues in 2015 and 2014. One customer accounted for 12% of the Company’s sales during 2015 and no customer accounted for 10% or more of the Company’s sales in 2014.

11.       SHAREHOLDERS’ EQUITY:

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

12.       SUBSEQUENT EVENTS:

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 12, 2016.  The dividend was paid to shareholders on February 11, 2016.

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2015, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2015 as required by the Securities Exchange Act of 1934 Rule13a-15(c).  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (1992), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2015.

Changes in Internal Control Over Financial Reporting

During the first, second and third quarters of 2015, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified in our Annual Report on Form 10-K for Fiscal 2014. These remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial reporting control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for Fiscal 2014 and our efforts to implement that plan have been completed and are summarized below:

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

These actions remediated the material weaknesses as of November 30, 2015.

During the three months ended November 30, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders, as set forth below. The 2016 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 16, 2016.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	61	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	87	Director and
		Member of Audit Committee	February 1997

Connie Wood	76	Secretary, Director and
		Member of Audit Committee	March 2002

Eugene Robinson	76	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	73	Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	63	Director and
		Member of Audit Committee	October 2015

Patrick S. Cefalu	58	CFO, Executive Vice President	N/A

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

Mr. Robinson has 35 years of experience in the electronics industry, including 26 years with Texas Instruments, Inc. and later Raytheon through acquisition. During the past 10 years, Mr. Robinson has been actively engaged in  consulting with numerous high technology organizations. He has served on several advisory boards for high technology companies and universities.

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

Ms. Dittrich was an Executive Vice President of Raytheon Systems Company and the General Manager of the Sensor and Electronic Systems segment. Before working for Raytheon, Ms. Dittrich was a Senior Vice President of Texas Instruments (TI) Systems Group, a Malcolm Baldrige Quality Award winner, and the General Manager of the Electronic Systems Division. Her prior assignments include TI Systems Group Vice President and Engineering Manager, Software Engineering Director for the defense business, and Senior Member of Technical Staff. She has had senior executive responsibility for product engineering efforts that involve large scale software and hardware development and integration. Ms. Dittrich provided consulting services with a focus on business strategy and operational performance to various technology companies after leaving Raytheon. She became a Visiting Scientist at the Carnegie Mellon University Software Engineering Institute (SEI), a Federally Funded Research and Development Center (FFRDC) and chaired the SEI Board of Advisors for over 10 years.  She was a Fellow of the Cutter Business Technical Council and a senior consultant for Cutter Consortium. In addition, she has held membership positions on the Army Science Board, the Department of Defense Software Best Practices - Airlie Software Council and other advisory boards.

Mr. Cefalu has over 35 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2015. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2015.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey and Ms. Wood.  Ms. Wood, Mr. Hoesterey, and Mr. Robinson attended all of the meetings.  Mr. Hempel attended two (2) of the meetings. Ms. Dittrich did not attend any board meetings since she is a new board member. Ms. Dittrich was paid a retainer of $2,500.

The Audit Committee held four (4) meetings during the year ended November 30, 2015.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2015.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Ms. Wood, Mr. Hoesterey and Mr. Robinson attended all of the meetings. Mr. Hempel attended one (1) of the meetings.

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $1,800 in 2014 and no advisory fees in 2015 in addition to fees received as a director and audit committee member.

Director Compensation 2015
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$3,000	$750	-	$3,750
Richard K. Hoesterey	$17,500	$3,000	-	$20,500
Eugene Robinson	$17,500	$3,000	-	$20,500
Connie Wood	$17,500	$3,000	-	$20,500
Christine Dittrich	$2,500	$-	-	$2,500

Mr. King does not receive any Directors compensation.

With the exception of Mr. Hoesterey, Ms. Dittrich, and Mr. Robinson, members of the Audit Committee are not considered independent members under applicable United States statutes.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2015, for filing with the Securities and Exchange Commission.

Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent registered public accounting firm have the responsibility for the audit of those statements. It is not the duty of the Audit Committee to conduct audits to determine that the Company’s financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States.  In giving its recommendations, the Audit Committee considered (a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States, and (b) the report of the Company’s independent auditors with respect to such financial statements.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2015, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2016 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2015, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2015.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)
Mark King,	2015	$264,031	$13,500	$24,094	$301,625
President and	2014	$259,354	$18,000	$20,883	$298,237
Chief Executive Officer (1)	2013	$256,069	$500	$57,933	$314,502

Patrick Cefalu,	2015	$155,431	$13,500	$16,578	$185,509
Vice President and	2014	$152,466	$18,000	$17,746	$188,212
Chief Financial Officer	2012	$150,010	$500	$14,327	$164,837

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years.  In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.  In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for renewable terms of three (3) years with annual increases based on consumer price index with additional increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 months’ salary as severance payments.

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2015 the Directors approved a bonus payment paid on December 18, 2015 of $13,500 to Mr. King and $13,500 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2015, Mr. King received $1,876 and Mr. Cefalu received $2,290, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2015, the Company made contributions to the Plan for Mr. King in the amount of $15,214 and for Mr. Cefalu in the amount of $10,136 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2015.

During the fiscal year ended November 30, 2015, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $7,004 and $4,152, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2015.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)

Patrick Cefalu	0	0%

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than .6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Christine Dittrich (3)	0	0%

Connie Wood (3)	6,000	Less than .3%

All officers and directors	1,972,677	76.5%
as a group (7 Persons)
_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

(2)
The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987.  The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for reelection at the Annual Meeting, with the exception of Ms. Wood who has resigned effective March 1, 2016.

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

Mr. Eugene Robinson, a director and member of the Company’s board of directors and audit committee, provides advisory services to the Company and was paid $1,800 in 2014 in addition to fees received as a director and audit committee member. No advisory services were provided in 2015.

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the Company’s independent registered public accounting firm in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2015.

Management anticipates that a representative from KPMG LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2015 and November 30, 2014, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $250,000 and $167,000, respectively.

TAX FEES

KPMG LLP fees for tax return preparation services were $32,000 in 2015, and fees for tax advisory and tax return preparation services were $45,000 in 2014.

ALL OTHER FEES

KPMG LLP did not provide any other services.

The Audit Committee requests that KPMG LLP provide the committee with the anticipated charges of all accounting and tax related services to be performed by KPMG LLP in advance of performing such services.  The Audit Committee approves all KPMG LLP services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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

By: /s/ Mark King
Mark King President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated:  02/16/2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/16/2016.

s/ Connie Wood	/s/ Mark King
Connie Wood, Director	Mark King, Director

/s/ Richard Hoesterey	/s/ Heinz-Werner Hempel
Richard Hoesterey, Director	Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Christine Dittrich
Eugene Robinson, Director	Christine Dittrich, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2015

MARK KING
President and Chief Executive Officer
Chairman of the Board
Micropac Industries, Inc.

CONNIE WOOD
Retired Chief Executive Officer
Micropac Industries, Inc.

HEINZ-WERNER HEMPEL
Chief Operating Officer
Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany

RICHARD HOESTEREY
Retired

EUGENE ROBINSON
Retired

CHRISTINE DITTRICH
Retired

PATRICK CEFALU
Executive Vice President
Chief Financial Officer
Micropac Industries, Inc.

LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Secore & Waller, L.L.P.	Securities Transfer
Dallas, Texas	Frisco, Texas