Form 10-Q
period 2016-02-27
MICROPAC INDUSTRIES INC
filed 2016-04-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 11, 2016 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 27, 2016

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 27, 2016 (unaudited) and November 30, 2015
Condensed Statements of Operations for the three months ended February 27, 2016 and February 28, 2015 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 27, 2016 and February 28, 2015 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

CURRENT ASSETS	02/27/16	11/30/15
	(Unaudited)

Cash and cash equivalents	$12,090	$12,651
Short-term investments	2,006	2,004
Receivables, net of allowance for doubtful accounts of $0 at February 27, 2016 and November 30, 2015	2,365	2,360
Inventories:
Raw materials and supplies	3,889	4,255
Work-in process	2,874	2,613
Total inventories	6,763	6,868
Deferred income taxes	693	693
Prepaid expenses and other assets	143	161
Total current assets	24,060	24,737

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	719	719
Construction in process equipment	349	347
Machinery and equipment	8,430	8,432
Total property, plant, and equipment	11,185	11,185
Less accumulated depreciation	(9,003)	(8,929)
Net property, plant, and equipment	2,182	2,256
Total assets	$26,242	$26,993

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$452	$404
Accrued compensation	410	666
Deferred revenue	2,720	2,855
Property Taxes	23	90
Income taxes payable	1	109
Other accrued liabilities	93	74
Total current liabilities	3,699	4,198

DEFERRED INCOME TAXES	360	360

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 27, 2016 and November 30, 2015	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,240	22,492

Total shareholders' equity	22,183	22,435

Total liabilities and shareholders' equity	$26,242	$26,993

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended
	02/27/16	02/28/15

NET SALES	$4,205	$4,786

COST AND EXPENSES:

Cost of goods sold	(2,894)	(2,850)

Research and development	(307)	(568)

Selling, general & administrative expenses	(1,003)	(1,040)

Total cost and expenses	(4,204)	(4,458)

OPERATING INCOME	1	328

Other income	7	2
Expense, net	-	(2)

INCOME BEFORE TAXES	8	328

Provision for taxes	(3)	(118)

NET INCOME	$5	$210
NET INCOME PER SHARE, BASIC AND DILUTED	$0.00	$0.08

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	2/27/16	2/28/15
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$210
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	74	77
Deferred taxes	-	19
Changes in certain current assets and liabilities:
Accounts receivable	(5)	(1,003)
Inventories	105	151
Prepaid expenses and other current assets	18	72
Accounts payable	48	(53)
Accrued compensation	(256)	(175)
Deferred revenue	(135)	3,159
Other accrued liabilities	(48)	(7)
Income taxes payable	(108)	55

Net cash provided by (used in) operating activities	(302)	2,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	2,004	2,009
Purchase of short term investments	(2,006)	(2,001)
Additions to property, plant and equipment	1	(37)

Net cash used in investing activities	(1)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(561)	2,218

Cash and cash equivalents at beginning of period	12,651	9,994

Cash and cash equivalents at end of period	$12,090	$12,212

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$110	$-

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 27, 2016, the results of operations for the three months ended February 27, 2016 and February 28, 2015, and the cash flows for the three months ended February 27, 2016 and February 28, 2015. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company's fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

The Company recognizes sales when four basic criteria must are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Deferred revenue represents prepayments from customers and will be recognized as sales when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $2,006,000 in short term investments at February 27, 2016. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company assesses long-lived assets for when events or circumstances indicate that an asset may be impaired. The estimated future undiscounted cash flows associated with the asset are compared to the asset's net book value to determine if a write down to market value less cost to sell is required.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 27, 2016 and November 30, 2015.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 27, 2016 and November 30, 2015.

Note 5 COMMITMENTS

On January 23, 2015, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company's balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 27, 2016 and February 28, 2015, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS' EQUITY

On December 16, 2014, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2015.  The dividend was paid to  shareholders on February 10, 2015.

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2016.  The dividend was paid to shareholders on February 11, 2016.

MICROPAC INDUSTRIES, INC.
(Unaudited)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on the new isolated solid state industrial power controllers.

The Company's core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company's optoelectronic components and assemblies

Results of Operations
	Three months ended
	2/27/2016	2/28/2015
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	68.9%	59.5%
Research and development	7.3%	11.9%
Selling, general & administrative expenses	23.8%	21.7%
Total cost and expenses	100.0%	93.1%

OPERATING INCOME	0.0%	6.9%

Other income	0.2%	-

INCOME BEFORE TAXES	0.2%	6.9%

Provision for taxes	0.1%	2.5%

NET INCOME	0.1%	4.4%

Sales for the first quarter ended February 27, 2016 totaled $4,205,000. Sales for the first quarter decreased 12.1% or $581,000 below sales for the first quarter  of 2015 with a decrease in various standard optocouplers products. Sales were 18% in the commercial market, 67% in the military market, and 15% in the space market in the first quarter of 2016 compared to 15% in the commercial market, 72% in the military market, and 13% in the space market for the same period of 2015.

Two customers accounted for 11% and 10% of the Company's sales for the first quarter of 2016 while one customer accounted for 17% of the Company's sales for the first quarter of 2015.

Cost of goods sold for the first quarter of 2016 and 2015 totaled 68.9% and 59.5% of net sales, respectively.  Cost of goods sold increased $44,000 in the first quarter of 2016 as compared to 2015 due to product mix and the decrease in various standard optocoupler product sales.

Research and development cost decreased $261,000 for the first quarter of 2016 compared to the same period of 2015. The research and development expenditures were associated with the continued development of power management products, high voltage optocouplers and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2016 totaled 23.8% of net sales, compared to 21.7% for the same period in 2015. Selling, general and administrative expenses decreased $37,000 in the first quarter of 2016 as compared to 2015.

Provisions for taxes decreased $116,000 for the first quarter of 2016 compared to the same period in 2015. The estimated effective tax rate was 32% for the first quarter of 2016 and 36% for the same period of 2015.

Net income for the first quarter of 2016 was $5,000, a decrease of $205,000 from the first quarter of 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,090,000 as of February 27, 2016 compared to $12,651,000 on November 30, 2015, a decrease of $561,000.  The decrease in cash and cash equivalents is attributable to $286,000 cash used in operations, a payment of a cash dividend of $258,000, net payments for short-term investment of $2,000 and the investment of $14,000 in equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2016 totaled $2,837,000 compared to $6,642,000 for the comparable period of 2015. Backlog totaled $17,558,000 on February 27, 2016 compared to $22,949,000 as of February 28, 2015 and $18,925,000 on November 30, 2015. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 27, 2016 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the three month period ended February 27, 2016.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 27, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2015.

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

MICROPAC INDUSTRIES, INC.

April 12, 2016	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 12, 2016	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer