Form 10-Q
period 2016-05-28
MICROPAC INDUSTRIES INC
filed 2016-07-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 11, 2016 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 28, 2016

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 28, 2016 (unaudited) and November 30, 2015
Condensed Statements of Operations for the three and six months ended May 28, 2016 and May 30, 2015 (unaudited)
Condensed Statements of Cash Flows for the six months ended May 28, 2016 and May 30, 2015 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS

CURRENT ASSETS	05/28/16	11/30/15
	(Unaudited)

Cash and cash equivalents	$12,285	$12,651
Short-term investments	2,009	2,004
Receivables, net of allowance for doubtful accounts of $0 at May 28, 2016 and November 30, 2015	1,827	2,360
Inventories:
Raw materials and supplies	3,682	4,255
Work-in process	2,846	2,613
Total inventories	6,528	6,868
Deferred income taxes	693	693
Prepaid income tax	43	-
Prepaid expenses and other assets	175	161
Total current assets	23,560	24,737

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	719	719
Construction in process equipment	423	347
Machinery and equipment	8,481	8,432
Total property, plant, and equipment	11,310	11,185
Less accumulated depreciation	(9,075)	(8,929)
Net property, plant, and equipment	2,235	2,256
Total assets	$25,795	$26,993

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$515	$404
Accrued compensation	498	666
Deferred revenue	1,705	2,855
Property taxes	46	90
Income taxes payable	-	109
Other accrued liabilities	84	74
Total current liabilities	2,848	4,198

DEFERRED INCOME TAXES	360	360

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 28, 2016 and November 30, 2015	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,644	22,492

Total shareholders' equity	22,587	22,435

Total liabilities and shareholders' equity	$25,795	$26,993

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Six months ended
	05/28/16	05/30/15	05/28/16	05/30/15

NET SALES	$5,111	$5,265	$9,316	$10,050

COST AND EXPENSES:

Cost of goods sold	(3,188)	(3,167)	(6,082)	(6,017)

Research and development	(241)	(416)	(549)	(984)

Selling, general & administrative expenses	(1,088)	(1,018)	(2,090)	(2,057)

Total cost and expenses	(4,517)	(4,601)	(8,721)	(9,058)

OPERATING INCOME	594	664	595	992

Other income	-	10	7	12
Expense, net	-	(3)	-	(4)

INCOME BEFORE TAXES	$594	$671	$602	$1,000

Provision for taxes	(190)	(213)	(192)	(331)

NET INCOME	$404	$458	$410	$669
NET INCOME PER SHARE, BASIC AND DILUTED	$0.16	$0.18	$0.16	$0.26

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	5/28/16	5/30/15
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$410	$669
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	146	154
Deferred tax expense	-	58
Changes in certain current assets and liabilities
Accounts receivable	534	637
Inventories	341	(702)
Prepaid expense and other current assets	(14)	(4)
Prepaid income taxes	(43)	37
Deferred revenue	(1,150)	2,449
Accounts payable	82	(2)
Accrued compensation	(167)	(88)
Other accrued liabilities	(36)	(71)
Income taxes payable	(109)	92

Net cash provided by operating activities	(6)	3,229

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,004	2,009
Purchase of short term investments	(2,009)	(2,002)
Additions to property, plant and equipment	(97)	(98)

Net cash used in investing activities	(102)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(366)	2,880

Cash and cash equivalents at beginning of period	12,651	9,994

Cash and cash equivalents at end of period	$12,285	$12,874

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$344	$490
Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$29	$83

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 28, 2016, the results of operations for the three months and six months ended May 28, 2016 and May 30, 2015, and the cash flows for the six months ended May 28, 2016 and May 30, 2015. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company's fiscal year ends on the last day of November.

It is suggested that these financial statements be read in conjunction with the November 30, 2015 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

The Company recognizes sales when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Deferred revenue represents prepayments from customers and will be recognized as sales when the products are shipped per the terms of the contract.

Short-Term Investments

The Company has $2,009,000 in short term investments at May 28, 2016. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 28, 2016 and November 30, 2015.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 28, 2016 and November 30, 2015.

Note 5 COMMITMENTS

On April 23, 2016, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company's balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended May 28, 2016 and May 30, 2015, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/28/2016	5/30/2015	5/28/2016	5/30/2015
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	62.4%	60.2%	65.3%	59.8%
Research and development	4.7%	7.9%	5.9%	9.8%
Selling, general & administrative expenses	21.3%	19.3%	22.4%	20.5%
Total cost and expenses	88.4%	87.4%	93.6%	90.1%

OPERATING INCOME BEFORE INTEREST	11.6%	12.6%	6.4%	9.9%
AND INCOME TAXES

Interest and other income	0.0%	0.1%	0.1%	0.1%

INCOME BEFORE TAXES	11.6%	12.7%	6.5%	10.0%

Provision for taxes	3.7%	4.0%	2.1%	3.3%

NET INCOME	7.9%	8.7%	4.4%	6.7%

Sales for the three and six month periods ended May 28, 2016 totaled $5,111,000 and $9,316,000, respectively.  Sales for the second quarter decreased 3% or $154,000 below sales for the same period of 2015, while sales for the first six months of 2016 decreased $734,000 below the first six months of 2015 with a decrease in various standard optocouplers products. Sales were 14% in the commercial market, 53% in the military market, and 33% in the space market for the six months ended May 28, 2016 compared to 14% in the commercial market, 61% in the military market, and 25% in the space market for the six months ended May 30, 2015.

One customer accounted for 40% of the Company's sales for the three months ended May 28, 2016 and two customers accounted for 25% and 11% each of the Company's sales for the six months ended May 28, 2016, while one customer accounted for 18% Company's sales for the three months ended May 30, 2015, and two customers accounted for 12% and 10% each of the Company's sales for the six months ended May 30, 2015.

Cost of goods sold for the second quarters of 2016 and 2015 totaled 62.4% and 60.2% of net sales, respectively, while cost of goods sold for the six months ended May 28, 2016 and May 30, 2015 totaled 65.3% and 59.8% of net sales, respectively. In actual dollars, cost of goods sold increased $21,000 in the second quarter of 2016 compared to the same period of 2015. Year to date cost of goods sold increased $65,000 for the first six months of 2016 as compared to the same periods in 2015.

Research and development expense decreased $175,000 for the second quarter of 2016 versus 2015 and decreased $435,000 for the first six months of 2016 compared to the same period of 2015. The decrease in research and development expense is associated with $445,000 in non-recurring engineering cost supporting a customer funded project. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2016 totaled 21.3% and 22.4% respectively of net sales compared to 19.3% and 20.5% for the same periods in 2015. In actual dollars, selling, general and administrative expense increased $69,000 for the second quarter and increased $34,000 for the first six months of 2016 compared to the same periods in 2016.

Provisions for taxes decreased $139,000 for the first six months of 2016 compared to the same period in 2015. The estimated effective tax rate was 32% for 2016 and 33% for 2015.

Net income decreased $54,000 for the second quarter of 2016 versus 2015 and decreased $259,000 for the first six months of 2016 compared to the same period of 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,285,000 as of May 28, 2016 compared to $12,651,000 on November 30, 2015, a decrease of $366,000.  The decrease in cash and cash equivalents is primarily attributable to  a payment of a cash dividend of $258,000, and the investment of $126,000 in equipment.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for year-to-date 2016 totaled $8,363,000 compared to $8,154,000 for 2015.  The increase resulted from new orders on various custom products.

Backlog totaled $17,973,000 on May 28, 2016 compared to $19,279,000 as of May 30, 2015 and $18,925,000 on November 30, 2015. The backlog represents a good mix of the company's products and technologies with 16% in the commercial market, 41% in the military market, and 43% in the space market compared to 23% in the commercial market, 32% in the military market, and 45% in the space market on May 30, 2015.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,500,000 of the Company's backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 28, 2016 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the three month period ended May 28, 2016.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months and six months ended May 28, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended Novemeber 30, 2015.

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

MICROPAC INDUSTRIES, INC.

July 12, 2016	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 12, 2016	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer