Form 10-Q
period 2016-08-27
MICROPAC INDUSTRIES INC
filed 2016-10-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 11, 2016 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 27, 2016

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 27, 2016 (unaudited) and November 30, 2015
Condensed Statements of Operations for the three and nine months ended August 27, 2016 and August 29, 2015 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 27, 2016 and August 29, 2015 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS

CURRENT ASSETS	08/27/16	11/30/15
	(Unaudited)

Cash and cash equivalents	$11,448	$12,651
Short-term investments	2,011	2,004
Receivables, net of allowance for doubtful accounts of $0 at August 27, 2016 and November 30, 2015	1,802	2,360
Inventories:
Raw materials and supplies	4,102	4,255
Work-in process	3,195	2,613
Total inventories	7,297	6,868
Deferred income taxes	618	693
Prepaid income tax	284	-
Prepaid expenses and other assets	177	161
Total current assets	23,637	24,737

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	669	719
Construction in process equipment	472	347
Machinery and equipment	8,496	8,432
Total property, plant, and equipment	11,324	11,185
Less accumulated depreciation	(9,083)	(8,929)
Net property, plant, and equipment	2,241	2,256
Total assets	$25,878	$26,993

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$796	$404
Accrued compensation	502	666
Deferred revenue	1,563	2,855
Property taxes	69	90
Income taxes payable	4	109
Other accrued liabilities	48	74
Total current liabilities	2,982	4,198

DEFERRED INCOME TAXES	450	360

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value), authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 27, 2016 and November 30, 2015	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,503	22,492

Total shareholders' equity	22,446	22,435

Total liabilities and shareholders' equity	$25,878	$26,993

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(Unaudited)

	Three months ended		Nine months ended
	08/27/16	08/29/15	08/27/16	08/29/15

NET SALES	$3,804	$5,268	$13,120	$15,319

COST AND EXPENSES:

Cost of goods sold	(2,697)	(3,232)	(8,779)	(9,248)

Research and development	(359)	(351)	(907)	(1,336)

Selling, general & administrative expenses	(970)	(1,013)	(3,060)	(3,070)

Total cost and expenses	(4,026)	(4,596)	(12,746)	(13,654)

OPERATING INCOME (LOSS)	(222)	672	374	1,665

Other income	16	8	22	20
Expense, net	(1)	(3)	(1)	(7)

INCOME (LOSS) BEFORE TAXES	$(207)	$677	$395	$1,678

Benefit (Provision) for taxes	66	(223)	(126)	(555)

NET INCOME (LOSS)	$(141)	$454	$269	$1,123
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.05)	$0.18	$0.10	$0.44

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	8/27/16	8/29/15
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$269	$1,123
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	218	231
Deferred tax expense	165	70
Changes in certain current assets and liabilities
Accounts receivable	558	(29)
Inventories	(429)	(1,572)
Prepaid expense and other current assets	(16)	29
Prepaid income taxes	(284)	210
Deferred revenue	(1,292)	3,111
Accounts payable	392	(121)
Accrued compensation	(164)	(14)
Other accrued liabilities	(105)	(13)
Income taxes payable	(47)	87

Net cash (used) provided by operating activities	(735)	3,112

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	4,014	4,011
Purchase of short term investments	(4,021)	(4,005)
Additions to property, plant and equipment	(203)	(351)

Net cash used in investing activities	(210)	(345)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,203)	2,509

Cash and cash equivalents at beginning of period	12,651	9,994

Cash and cash equivalents at end of period	$11,448	$12,503

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$350	$363

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 27, 2016, the results of operations for the three months and nine months ended August 27, 2016 and August 29, 2015, and the cash flows for the nine months ended August 27, 2016 and August 29, 2015. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company's fiscal year ends on the last day of November.

It is suggested that these financial statements be read in conjunction with the November 30, 2015 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.

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

Short-Term Investments

The Company has $2,011,000 in short term investments at August 27, 2016. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days.  These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Construction in process is carried at cost and depreciated when the asset is placed in service.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015 the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 27, 2016 and November 30, 2015.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 27, 2016 and November 30, 2015.

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

Note 6 EARNINGS PER COMMON SHARE
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended August 27, 2016 and August 29, 2015, the Company had no dilutive potential common stock.

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

The Company's facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level), and MIL-PRF-28750 (class K-space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL, LLC (UL) approval on the new isolated solid state industrial power controllers.

The Company's core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company's optoelectronic components and assemblies.

Results of Operations

	Three months ended		Nine months ended
	8/27/2016	8/29/2015	8/27/2016	8/29/2015
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	70.9%	61.3%	66.9%	60.4%
Research and development	9.4%	6.7%	6.9%	8.7%
Selling, general & administrative expenses	25.5%	19.2%	23.3%	20.0%
Total cost and expenses	105.8%	87.2%	97.1%	89.1%

OPERATING INCOME (LOSS) BEFORE INTEREST	(5.8)%	12.8%	2.9%	10.9%
AND INCOME TAXES

Interest and other income	0.4%	0.1%	0.1%	0.1%

INCOME (LOSS) BEFORE TAXES	(5.4)%	12.9%	3.0%	11.0%

Benefit (Provision) for taxes	(1.7)%	4.3%	1.0%	3.6%

NET INCOME (LOSS)	(3.7)%	8.6%	2.0%	7.4%

Sales for the three and nine month periods ended August 27, 2016 totaled $3,804,000 and $13,120,000, respectively.  Sales for the third quarter decreased 27.8% or $1,464,000 below sales for the same period of 2015, while sales for the first nine months of 2016 decreased 14.4% or $2,199,000 below the first nine months of 2015 with lower sales of standard solid state relays and standard optocouplers. Sales were 16% in the commercial market, 56% in the military market, and 28% in the space market for the nine months ended August 27, 2016 compared to 15% in the commercial market, 59% in the military market, and 26% in the space market for the nine months ended August 29, 2015.

One customer accounted for 15% of the Company's sales for the three months ended August 27, 2016 and two customers accounted for 20% and 12% each of the Company's sales for the nine months ended August 27, 2016, while two customers accounted for 18% and 11% of the Company's sales for the three months ended August 29, 2015, and two customers accounted for 17% and 13% of the Company's sales for the nine months ended August 29, 2015.

Cost of goods sold for the third quarters of 2016 and 2015 totaled 70.9% and 61.3% of net sales, respectively, while cost of goods sold for the nine months ended August 27, 2016 and August 29, 2015 totaled 66.9% and 60.4% of net sales, respectively. The increase in cost of goods sold as a percent of sales resulted in lower gross margins associated with the lower sales of standard products and cost overruns on one customer funded project. In actual dollars, cost of goods sold decreased $535,000 in the third quarter of 2016 compared to the same period of 2015. Year to date cost of goods sold decreased $469,000 for the first nine months of 2016 as compared to the same periods in 2015.

Research and development expense decreased $8,000 for the third quarter of 2016 versus 2015 and decreased $429,000 for the first nine months of 2016 compared to the same period of 2015. The decrease in research and development expense is associated with non-recurring engineering revenue with costs recorded within cost of goods sold associated with the development of custom products for specific applications. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2016 totaled 25.5% and 23.3% respectively of net sales compared to 19.2% and 20.0% for the same periods in 2015. In actual dollars, selling, general and administrative expense decreased $42,000 for the third quarter and decreased $10,000 for the first nine months of 2016 compared to the same periods in 2015.

Provision for taxes decreased $428,000 for the first nine months of 2016 resulting in a benefit being recognized compared to expense in the same period in 2015. The estimated effective tax rate was 32% for 2016 and 33% for 2015.

Net income decreased $593,000 for the third quarter of 2016 versus 2015 and decreased $855,000 for the first nine months of 2016 compared to the same period of 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11,448,000 as of August 27, 2016 compared to $12,651,000 on November 30, 2015, a decrease of $1,203,000.  The decrease in cash and cash equivalents is primarily attributable to $735,000 cash used by operations, a payment of a cash dividend of $258,000, and the investment of $203,000 in equipment.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

Outlook

New orders for year-to-date 2016 totaled $11,961,000 compared to $12,535,000 for 2015. Backlog totaled $17,765,000 on August 27, 2016 compared to $18,391,000 as of August 29, 2015 and $18,925,000 on November 30, 2015. The backlog represents a mix of the company's products and technologies with 13% in the commercial market, 44% in the military market, and 43% in the space market compared to 22% in the commercial market, 39% in the military market, and 39% in the space market on August 29, 2015.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors' products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,030,000 of the Company's backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 27, 2016 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the three month period ended August 27, 2016.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months and nine months ended August 27, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2015.

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

MICROPAC INDUSTRIES, INC.

October 11, 2016	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 11, 2016	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer