Form 10-K
period 2016-11-30
MICROPAC INDUSTRIES INC
filed 2017-02-09
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  June 1, 2016 representing the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5,027,000, The number of shares of the registrant's common stock, $0.10 par value, outstanding as of February 9,  2017 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders, to be held March 10, 2017 is incorporated by reference in Part III to the extent described therein.

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

The Company's facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level and is certified to AS 9100. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on our industrial power controllers.

The Company's core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company's optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship.  On March 3, 1969, the Company was incorporated under the name of "Micropac Industries, Inc." in the state of Delaware. The stock was publicly held by 456 shareholders on November 30, 2016.

PRODUCTS AND TECHNOLOGIES

The Company's products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components.  Custom-designed components accounted for approximately 40% of the Company's sales for the fiscal year ended November 30, 2016, and were 42% for fiscal 2015. Standard components accounted for approximately 60% of the Company's sales for the fiscal year ended November 30, 2016, and were 58% for fiscal 2015.

The Company provides power management and controls, sensors and displays, and optocouplers products, components and assemblies and offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 36% of the Company's business in 2016 compared to 32% in 2015. Sensors and displays accounted for 35% of the Company's business and the optocouplers product accounted for 29% of the Company's business in 2016, compared to 33% and 35% in 2015, respectively.

The Company's basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products
•	Radiation tolerant electronics

Micropac's products are primarily sold to original equipment manufacturers (OEM's) who serve the following major markets:

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

Five of the Company's principal product families require government approval. Further, a significant portion of our business is military and is dependent on maintaining our facility certifications to MIL-PRF-38534 and MIL-PRF-19500. In addition, several customers require the Company maintain AS 9100 certifications. We expect to maintain these certifications and qualifications; however, the loss of any of these certifications would have a significant negative impact on our business.

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

In 2016, the Company's investment in technology through research and development, which was expensed, totaled approximately $1,152,000 ($1,707,000 in 2015). The Company's research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company's space level and other high reliability products.

In addition to the Company's investment in research and development, various customers paid the Company approximately $561,000 in non-recurring engineering revenue with $1,683,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company's products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors.  Approximately 26% of the sales for fiscal year 2016 (23% in 2015) were to international customers.  Sales to Western European customers are made by independent representatives under the coordination of the Company's office in Bremen, Germany.

Sales through the Company's distribution channels were $4,308,000 in 2016 compared to $6,535,000 in 2015, or 25% and 33% of sales, respectively.

The Company's major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 56% of the Company's revenues in 2016 compared to 57% in 2015.

The Company's major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, Boeing and L-3. Two customers accounted for 18% and 11% of the Company's sales during 2016 and one customer accounted for 12% of the Company's sales in 2015.

BACKLOG

At November 30, 2016, the Company had a backlog of unfilled orders totaling approximately $17,102,000 compared to approximately $18,925,000 at November 30, 2015. The Company expects to complete and ship the majority of its November 30, 2016 backlog during fiscal 2017.

EMPLOYEES

At November 30, 2016, the Company had 121 full-time employees (compared to 124 at November 30, 2015), of which 14 were executive and managerial employees, 26 were engineers and quality-control personnel, 18 were clerical and administrative employees, and 63 were production personnel.  None of the Company's employees are covered by collective bargaining agreements.

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

There are approximately 51 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM's, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company's primary competitors are MS Kennedy, Avago, Isolink, and International Rectifier.

SUPPLY CHAIN

The parts and raw materials for the Company's products are generally available from more than one source.  Except for certain optoelectronic products, the Company does not manufacture the basic parts or materials used in production of its products.  From time to time, the Company has experienced difficulty in obtaining certain materials when needed.  The Company's inability to secure materials for any reason could have adverse effects on the Company's ability to deliver products on a timely basis and could result in loss of customers or sales. However, the Company has not been materially affected by such shortages. The Company uses capacitors, active semiconductor devices (primarily in chip form), hermetic packages, ceramic substrates, resistor inks, conductor pastes, precious metals and other materials in its manufacturing operations. The Company's delivery commitments to customers allow for adequate lead times for production of the products including lead time for order and receipt from the supply chain.

Some of the Company's primary suppliers are NTK Technologies, Electrovac, Schott AG, Semi-Dice, Micross Components, and Materion Advanced Materials.

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

Majority shareholder ability to control the election of the Board of Directors

The Company's majority shareholder, Mr. Heinz-Werner Hempel, established a partnership organized under the laws of Germany, which owns 1,952,577 shares or 75.7% of the outstanding voting shares. Mr. Hempel, through the partnership, has the ability to control the election of the Company's Board of Directors and elect individuals who may be more sympathetic to such majority shareholder's desires and not necessarily sympathetic to the desires of minority shareholders as to the policies and directions of the Company.  However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

Availability of public shares for purchase and sale

A small number of shares are available for public purchase and sale. As a result, the Company's reported share price may be subject to extreme fluctuations due in part to the small number of shares traded at any time.

Pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its OEM customers.  In some cases, the Company's customers request the review of pricing for possible reduction in selling price on future orders.  This requires the Company to improve its productivity and to request similar price reductions from its supplier chain. If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders, reducing the product gross margins and affecting the Company's net earnings in order to receive future orders from the customer. However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas and subcontracts portions of the Company's manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage.  There is no assurance that accidents will not occur.  If accidents do occur, the Company could be exposed to substantial liability. The Company maintains worker's compensation insurance and general liability insurance for protection of its employees and for protection of the Company's assets in Garland, Texas and for equipment and inventory located at the contract manufacturer in Juarez, Mexico. In addition to the basic policies mentioned, the Company maintains an umbrella insurance policy.  The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business.  In the opinion of the Company's management, and its insurance advisors, the Company is adequately insured; however, the Company's financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

The Company could be adversely affected by changes in laws and regulations made by U.S. and non-U.S. governments and agencies dealing with foreign shipments. Changes in trade agreements or taxes on imports or exports could affect our operations or financial condition.  Changes by regulatory agencies dealing with environmental issues could affect the cost of the Company's products and make it hard for the Company to be competitive with larger companies.

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

The Company is subject to the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, have a material adverse effect on our business, our financial condition and our results of operations and otherwise have a negative impact on the Company and its reputation.

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

Component shortages from suppliers could affect ability to manufacture products or delay shipments to customers

The Company relies on suppliers to deliver quality raw materials in a timely and cost effective manner.  Most of the materials and components are generally available from multiple sources; however, from time to time vendors do not deliver the product as needed due to manufacturing problems or a decision to discontinue that product. Such interruption of supply or price increases could have a material adverse effect on the Company's operations; however, the Company is not currently impacted by material shortages.

The ability to develop new products and technologies used in the military, space or aerospace markets

The Company's base products and technologies generally have long life cycles. The Company's products are primarily used in military, space or aerospace applications, which also have long life cycles. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to our customers' requirements and to our competitors' progress in technological changes could have a material adverse effect on the Company's business.

General economic downturn

The Company cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn. If the Company's supply chain is adversely affected by the current economic downturn, this could result in the Company's inability to secure materials and could have adverse effects on the Company's ability to deliver products on a timely basis.

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

The Company is heavily dependent on a few major customers

The Company's major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 56% of the Company's revenues in 2016 compared to 57% in 2015. The Company's major customers are Lockheed Martin, Northrop Grumman, Rockwell, Goodrich, Raytheon, Boeing and L-3. The Company's top 10 customers accounted for 48% of the Company's sales during 2016 and 41% of the Company's sales during 2015.

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

Item 3.	Legal Proceedings

The Company is not involved in any material current or pending legal proceedings.

Item 4.	Mine Safety Disclosure

None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 9, 2017, there were 456 shareholders of record of the Company's common stock.  The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions.  The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MPAD.OB". The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2016	PRICE	PRICE
Fourth Quarter	$8.50	$8.25
Third Quarter	$8.63	$8.02
Second Quarter	$9.40	$7.75
First Quarter	$9.90	$8.60

Fiscal Year Ended November 30, 2015
Fourth Quarter	$10.25	$8.75
Third Quarter	$10.25	$8.61
Second Quarter	$10.50	$8.55
First Quarter	$9.25	$8.01

During the three month period ended November 30, 2016, approximately 12,000 shares of the Company's common stock were traded in the over-the-counter market at a price range of $8.50 to $8.25 per share.  For the two year period ending November 30, 2016, approximately 170,600 shares of the Company's common stock were traded in the over-the-counter market at prices ranging from a low of $7.75 to a high of $10.50.  Due to this average monthly volume of less than 10,000 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the

Company's common stock held by non-affiliates.

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

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017.  The dividend was paid to shareholders on February 9, 2017.

Securities Issued under Equity Compensation Plan

None

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/16	11/30/15

Net Sales	100.0%	100.0%

Cost of sales	68.3%	60.7%
Research and Development	6.6%	8.5%
Selling , General, and Administrative	23.5%	20.1%
Cost & Expenses	98.4%	89.3%

Operating Income	1.6%	10.7%

Other income and interest income (expense) net	0.3%	0.2%

Income before Income Taxes	1.9%	10.9%

Provision for taxes	0.6%	3.4%

Net Income	1.3%	7.5%

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

The Company's core technology is the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company's optoelectronic components and assemblies.

Company sales totaled $17,599,000 resulting in a decrease of $2,433,000 from 2015. The decrease was associated with lower overall sales on the Company standard optocoupler products and one standard solid state relay product associated with delays in orders from several customers.

At November 30, 2016, the Company had a backlog of unfilled orders totaling approximately $17,102,000 compared to approximately $18,925,000 at November 30, 2015. The Company expects to complete and ship the majority of its November 30, 2016 backlog during fiscal 2017.

New orders for fiscal year 2016 totaled $15,752,000 compared to $17,775,000 for fiscal 2015.  Approximately $5,772,000 of the new orders received in 2016 was delivered to customers in 2016, along with approximately $11,803,000 of the Company's $18,925,000 backlog of orders at November 30, 2015 resulting in revenue of $17,575,000. In addition, the Company had freight revenue and a net change in customer returns allowances of $24,000 for total revenue of $17,599,000 in 2016. The decline in new orders was due to lower orders for standard products.

Cost of sales, as a percentage of net sales, was 68.3% in 2016 compared to 60.7% in 2015. Cost of goods sold as a percent of sales increased in 2016 compared to 2015 due to 12% reduction in sales. In actual dollars, cost of sales decreased $140,000 for 2016 versus 2015. Material cost decreased 10% or $480,000 while labor and overhead cost increased $340,000 with a $1,100,000 non-recurring cost overrun on a custom product.

In 2016, the Company's investment in technology through research and development, which was expensed, totaled approximately $1,152,000 ($1,707,000 in 2015). The Company's research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvements associated with the Company's space level and other high reliability programs. In addition to the Company's investment in research and development, various customers paid the Company approximately $561,000 in non-recurring engineering revenue with $1,683,000 recorded within cost of goods sold associated with the development of custom products for specific applications which included the $1,100,000 non-recurring cost overrun on a custom product.

Selling, general, and administrative expenses totaled 23.5% of net sales in 2016 compared to 20.1% in 2015, due to lower net sales. In dollars expensed, selling, general and administrative expenses totaled $4,132,000 in 2016 as compared to $4,026,000. Group health insurance cost increased $66,000 in 2016.

Other income and net interest income (expense) for fiscal 2016 totaled $56,000 compared to $51,000 for fiscal 2015.  The majority of the other income is related to reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2016 was approximately $345,000, or 1.9% of net sales, compared to $2,184,000, or 10.9% of net sales in fiscal 2015.  The lower income was associated with a decrease in revenue and cost overrun as described above.

Provisions for income tax for fiscal 2016 totaled $110,000 compared to $690,000 for fiscal 2015. The Company's effective income tax rate was 32% for the year ended November 30, 2016 and November 30, 2015.

Net income totaled approximately $235,000 or $0.09 per share in 2016 versus 2015 net income of $1,494,000 or $0.58 per share.

Liquidity and Capital Resources

On April 23, 2016, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances. The revolving credit loan renews ever two years and the loan for acquisitions renews ever year. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company's balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

The Company used $2,133,000 of cash from operations in 2016 compared to $3,328,000 of cash provided from operations 2015. The decrease in net cash provided by operations is due to a decrease in deferred revenue of $1,573,000 from shipment of product from advanced payments from one customer in 2014 and 2015. The Company used $238,000 in cash for investment in additional manufacturing equipment in 2016 compared to $427,000 in 2015.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2016, the Company had $10,012,000 in cash and cash equivalents compared to $12,651,000 in cash and cash equivalents on November 30, 2015. The Company held $2,014,000 in short term investments at November 30, 2016 and $2,004,000 at November 30, 2015.

The Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2017 capital requirements through the use of cash derived from operations for the year and/or usage of the Company's cash and cash equivalents.  There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2016.

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

On May 28, 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2015-09 will have on its consolidated financial statements and related disclosures. On July 9, 2016 the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.           Financial Statements and Supplementary Data

Page No.
13	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

14	Report of Independent Registered Public Accounting Firm - KPMG LLP

15	Balance Sheets as of November 30, 2016 and 2015

16	Statements of Income for the years ended November 30, 2016 and 2015

17	Statements of Shareholders' Equity for the years ended November 30, 2016 and 2015

18	Statements of Cash Flows for the years ended November 30, 2016 and 2015

19-23	Notes to Financial Statements as of and for the years ended November 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Micropac Industries, Inc.

We have audited the accompanying balance sheet of Micropac Industries, Inc. (the "Company"), as of November 30, 2016, and the related statements of income, shareholders' equity, and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Micropac Industries, Inc. as of November 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn, LLP

Dallas, Texas
February 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micropac Industries, Inc.:
We have audited the accompanying balance sheet of Micropac Industries, Inc. (the Company) as of November 30, 2015, and the related statements of income, shareholders' equity, and cash flows for the year ended November 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2015, and the results of its operations and its cash flows for the year ended November 30, 2015, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
February 16, 2016

MICROPAC INDUSTRIES, INC.
BALANCE SHEETS
NOVEMBER 30, 2016 AND 2015
(Dollars in thousands except share and per share data)

ASSETS	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$10,012	$12,651
Short-term investments	2,014	2,004
Receivables, net of allowance for doubtful accounts	2,177	2,360
of $0 at November 30, 2016 and 2015
Inventories:
Raw materials and supplies	4,179	4,255
Work-in process	3,438	2,613
Total inventories	7,617	6,868

Deferred income taxes	690	693
Prepaid income tax	521	-
Prepaid expenses and other assets	152	161
Total current assets	23,183	24,737

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	669	719
Construction in process equipment	401	347
Machinery and equipment	8,565	8,432
Total property, plant, and equipment	11,322	11,185
Less accumulated depreciation	(9,136)	(8,929)
Net property, plant, and equipment	2,186	2,256
Total assets	$25,369	$26,993

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$612	$404
Accrued compensation	454	666
Deferred revenue	1,282	2,855
Property taxes	94	90
Income tax payable	-	109
Other accrued liabilities	98	74
Total current liabilities	2,540	4,198

DEFERRED INCOME TAXES	417	360

SHAREHOLDERS' EQUITY
Common stock, ($0.10 par value), authorized 10,000,000	308	308
shares, 3,078,315 issued and 2,578,315 outstanding at
November 30, 2016 and November 30, 2015
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,469	22,492
Total shareholders' equity	22,412	22,435

Total liabilities and shareholders' equity	$25,369	$26,993

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015
(Dollars in thousands except share data)

	2016	2015
NET SALES	$17,599	$20,032

COST AND EXPENSES:
Cost of goods sold	(12,026)	(12,166)
Research and development	(1,152)	(1,707)
Selling, general & administrative expenses	(4,132)	(4,026)

Total cost and expenses	(17,310)	(17,899)

OPERATING INCOME	289	2,133

Other income	58	60
Interest income (expense), net	(2)	(9)

INCOME BEFORE INCOME TAXES	345	2,184

PROVISION FOR INCOME TAXES
Current	(50)	(781)
Deferred	(60)	91
Total provision for income taxes	(110)	(690)

NET INCOME	$235	$1,494

NET INCOME PER SHARE, BASIC AND DILUTED	$0.09	$0.58

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015
(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in Capital	Stock	Earnings	Total

BALANCE, November 30, 2014	$308	$885	$(1,250)	$21,256	$21,199

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	1,494	1,494

BALANCE, November 30, 2015	308	885	(1,250)	22,492	22,435

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	235	235

BALANCE, November 30, 2016	$308	$885	$(1,250)	$22,469	$22,412

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$235	$1,494
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation	290	308
Deferred tax expense (benefit)	60	(91)
Loss (gain) on sale of equipment	1	(9)
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	183	(28)
(Increase) decrease in inventories	(749)	(1,388)
Decrease (increase) in prepaid expenses and other assets	9	54
Decrease (increase) decrease in prepaid income taxes	(521)	210
Increase (decrease) increase in deferred revenue	(1,573)	2,754
Increase (decrease) in accounts payable	224	(156)
(Decrease) increase in accrued compensation	(212)	68
Increase (decrease) increase in income taxes payable	(109)	109
Increase (decrease) in all other accrued liabilities	29	3

Net cash (used in) provided by operating activities	(2,133)	3,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investments	4,014	4,011
Purchase of short term investments	(4,024)	(4,006)
Proceeds from sale of equipment	-	9
Additions to property, plant and equipment	(238)	(427)

Net cash used in investing activities	(248)	(413)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net (decrease) increase in cash and cash equivalents	(2,639)	2,657

Cash and cash equivalents at beginning of period	12,651	9,994

Cash and cash equivalents at end of period	$10,012	$12,651

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$679	$462
Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$(16)	$(15)

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2016 AND 2015

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

On May 28, 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2015-09 will have on its consolidated financial statements and related disclosures. On July 9, 2016 the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Short-Term Investments

The Company has $2,014,000 in short-term investments at November 30, 2016. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.  All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not "more-likely-than-not" to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2016 and 2015.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.  During 2016 and 2015, the Company had no dilutive potential common stock.

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

3.            FAIR VALUE MEASUREMENT:

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2016 and 2015.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2016 and 2015.

4.            NOTES PAYABLE TO BANKS:

On April 23, 2016, the Company renewed the Loan Agreement with a Texas banking institution.  The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000, and specific advance loans for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances. The revolving credit loan renews ever two years and the loan for acquisitions renews ever year. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company's balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the loan agreement or the revolving line of credit and is currently in compliance with the financial covenants.

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

Warranty expense was approximately $100,000 and $51,000 in 2016 and 2015, respectively.

6.            LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2016 and 2015 was $50,000 and $49,000 respectively.

The Company has no future minimum lease payments under non-cancellable operating leases for office and manufacturing space with remaining terms in excess of one year.

5.            EMPLOYEE BENEFITS:

The Company sponsors an Employees' Profit Sharing Plan and Trust (the Plan).  Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company.  Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant's salary.  Contributions made by the Company were expensed and totaled approximately $325,000 in 2016 and $306,000 in 2015.  Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions.  The Company does not offer other post-retirement benefits to its employees at this time.

8.            INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2016	2015
Current Provision:
Federal	$22,000	$750,000
State	28,000	31,000
	50,000	781,000

Deferred federal tax expense (benefit)	60,000	(91,000)

Total	$110,000	$690,000
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2016	2015
Tax at 34% statutory rate	$117,000	$743,000
State income taxes, net of federal benefit	18,000	21,000
Section 199 Adjustment	(17,000)	(85,000)
Permanent differences and other	(8,000)	11,000

Income tax provision	$110,000	$690,000

The components of deferred tax assets and liabilities were as follows:

	2016	2015
Current Deferred Taxes
Inventory	$586,000	$605,000
Deferred revenue, sales returns and warranty	26,000	17,000
Other accrued liabilities	78,000	71,000
Current deferred tax asset	690,000	693,000
Non-current Deferred Taxes
Depreciation	(417,000)	(360,000)
Net deferred taxes	$273,000	$333,000

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

9.            SIGNIFICANT CUSTOMER INFORMATION:

The Company's major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 56% of the Company's revenues in 2016 compared to 57% in 2015. Two customers accounted for 18% and 11% of the Company's sales during 2016 and one customer accounted for 12% of the Company's sales in 2015. The Company's top 10 customers accounted for 48% of the Company's sales during 2016 and 41% of the Company's sales during 2015. Three customers accounted for 13%, 12% and 10% of the accounts receivable balance as of November 30, 2016.

10.          SHAREHOLDERS' EQUITY:

On December 16, 2014, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2015.  The dividend was paid to shareholders on February 10, 2015.

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2016.  The dividend was paid to the Company's shareholders on February 11, 2016.

11.          SUBSEQUENT EVENTS:

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017.  The dividend was paid to shareholders on February 9, 2017.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2016, the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2016 as required by the Securities Exchange Act of 1934 Rule13a-15(c).  In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control – Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control – Integrated Framework" (2013), management concluded that the Company's internal control over financial reporting was effective as of November 30, 2016.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.	Other Information

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.'s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders, as set forth below. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 09, 2017.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	62	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	88	Director and
		Member of Audit Committee	February 1997

Eugene Robinson	77	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	74	Secretary, Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	64	Director and
		Member of Audit Committee	October 2016

Patrick S. Cefalu	59	CFO, Executive Vice President	N/A

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

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2016. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2016.  In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey and Ms. Dittrich and $2,500 to Ms. Wood.  Ms. Dittrich, Mr. Hoesterey, and Mr. Robinson attended all of the meetings.  Mr. Hempel attended one (1) of the meetings and Ms. Wood attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2016.  Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2016.  Mr. King did not receive any payments for attending meetings of the Audit Committee. Ms. Dittrich, Mr. Hoesterey and Mr. Robinson attended all of the meetings. Ms. Wood attended one (1) of the meetings.

Director Compensation 2016
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$1,500	$-	-	$1,500
Richard K. Hoesterey	$17,500	$3,000	-	$20,500
Eugene Robinson	$17,500	$3,000	-	$20,500
Christine Dittrich	$17,500	$3,000	-	$20,500
Connie Wood	$5,500	$750	-	$6,250

Mr. King does not receive any Directors compensation.

Ms. Wood resigned effective March 11, 2016.

With the exception of Mr. Hoesterey, Ms. Dittrich, and Mr. Robinson, members of the Audit Committee are not considered independent members under the Securities and Exchange Act rules and regualtions.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant's communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant's independence.  Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2016, for filing with the Securities and Exchange Commission.

Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent registered public accounting firm have the responsibility for the audit of those statements. It is not the duty of the Audit Committee to conduct audits to determine that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States.  In giving its recommendations, the Audit Committee considered (a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America, and (b) the report of the Company's independent auditors with respect to such financial statements.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2016, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's chief executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2017 Proxy Statement under the heading "Management Remuneration and Transactions" is incorporated herein.

The following table shows as of November 30, 2016, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer.  Mr. King and Mr. Cefalu received no non-cash compensation during 2016.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2016	$265,307	$17,500	$28,441	$318,488
President and	2015	$264,031	$13,500	$24,094	$301,625
Chief Executive Officer (1)	2014	$259,354	$18,000	$20,883	$298,237

Patrick Cefalu,	2016	$156,229	$17,500	$16,450	$190,179
Vice President and	2015	$155,431	$13,500	$16,578	$185,509
Chief Financial Officer	2014	$152,466	$18,000	$17,746	$188,212

(a)
Reflects amounts contributed by Micropac Industries, Inc., under Micropac's 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac's Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King's existing employment agreement was revised to provide that Mr. King would serve as the Company's President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years.  In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000.  In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for renewable terms of three (3) years with annual increases based on consumer price index with additional increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18 or 36 months' salary as severance payments.

The Board of Directors reviews and approves the Company's annual bonus payments structure. In 2016 the Directors approved a bonus payment paid on December 15, 2015 of $17,500 to Mr. King and $17,500 to Mr. Cefalu.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents.  The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans.  During the fiscal year ended November 30, 2016, Mr. King received $5,296 and Mr. Cefalu received $1,543, which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2016, the Company made contributions to the Plan for Mr. King in the amount of $15,900 and for Mr. Cefalu in the amount of $10,436 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company's officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2016.

During the fiscal year ended November 30, 2016, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $7,205 and $4,471, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of November 30, 2016.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than 0.6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Christine Dittrich (3)	0	0%

All officers and directors	1,966,677	76.3%
as a group (7 Persons)

_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.

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

None

Item 14.	Principal Accounting Fees and Services

KPMG LLP was selected as the Company's independent registered public accounting firm in 2002 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2002 through November 30, 2015.

Whitley Penn LLP was selected as the Company's independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal year ended November 30, 2016.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so.  It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2016 and November 30, 2015, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $134,000 and $250,000, respectively.  Whitley Penn LLP fee was $134,000 in 2016. KPMG LLP fee was $250,000 in 2015.

TAX FEES

KPMG LLP fees for tax return preparation services were $46,000 in 2016, and fees for tax advisory and tax return preparation services were $32,000 in 2015.

ALL OTHER FEES

KPMG LLP and Whitley Penn LLP did not provide any other services.

The Audit Committee requests that the Principal Accounting Firm provide the committee with the anticipated charges of all accounting and tax related services to be performed in advance of performing such services.  The Audit Committee approves all services in advance of the performance of such services.

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

MICROPAC INDUSTRIES, INC.

By: /s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu
Executive Vice Presidentand Chief Financial Officer
(Principal Accounting Officer)

Dated:  02/09/2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/09/2017.

/s/ Mark King
Mark King, Director

/s/ Richard Hoesterey Richard Hoesterey, Director	/s/ Heinz-Werner Hempel Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Christine Dittrich
Eugene Robinson, Director	Christine Dittrich, Director

DIRECTORS AND OFFICERS
NOVEMBER 30, 2016

MARK KING
President and Chief Executive Officer
Chairman of the Board
Micropac Industries, Inc.

HEINZ-WERNER HEMPEL
Chief Operating Officer
Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany

RICHARD HOESTEREY
Retired

EUGENE ROBINSON
Retired

CHRISTINE DITTRICH
Retired

PATRICK CEFALU
Executive Vice President
Chief Financial Officer
Micropac Industries, Inc.
LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Secore & Waller, L.L.P.	Securities Transfer
Dallas, Texas	Plano, Texas