Form 10-K/A
period 2016-11-30
MICROPAC INDUSTRIES INC
filed 2017-02-13
CIK 65759

United States Securities and Exchange Commission
WASHINGTON, D.C.20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10K/A

This is Amendment No. 1 to the Registrant's  annual report on Form 10-K for the year ended November 30, 2016  which was originally  filed with the Securities and Exchange Commission on February 9, 2017. This Amendment No. 1 is being filed to add a 5% beneficial owner and addresses to Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and to change two typographical errors.

As reported on 10-K

Item 2.	Properties

The Company occupies approximately 37,000 square feet of manufacturing, engineering and office space in Garland, Texas.  The Company owns 31,200 square feet of that space and leases an additional 4,800 square feet.  The Company considers its facilities adequate for its current level of operations.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Christine B. Dittrich	64	Director and
		Member of Audit Committee	October 2016

Changes on 10-K/A

Item 2.	Properties

The Company occupies approximately 37,000 square feet of manufacturing, engineering and office space in Garland, Texas.  The Company owns 32,200 square feet of that space and leases an additional 4,800 square feet.  The Company considers its facilities adequate for its current level of operations.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Christine B. Dittrich	64	Director and
		Member of Audit Committee	October 2015

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group, as of February 10, 2017.

Name and Address	Number of Shares	Percent
of Beneficial Owner(1)	Beneficially Owned	of Class(1)

Stanley Kesselman	163,190	6.3%
c/o Maxim Group
405 Lexington Avenue, 2nd Floor
New York, NY

(1)
Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.  The address of each other person listed is 905 East Walnut Street, Garland, Texas 75040.

Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

The Company occupies approximately 37,000 square feet of manufacturing, engineering and office space in Garland, Texas.  The Company owns 32,200 square feet of that space and leases an additional 4,800 square feet.  The Company considers its facilities adequate for its current level of operations.
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

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	62	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	88	Director and
		Member of Audit Committee	February 1997

Eugene Robinson	77	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	74	Secretary, Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	64	Director and
		Member of Audit Committee	October 2015

Patrick S. Cefalu	59	CFO, Executive Vice President	N/A

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

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class(1)
Stanley Kesselman c/o Maxim Group 405 Lexington Avenue, 2nd Floor New York, NY	163,190	6.3%

Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than 0.6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Christine Dittrich (3)	0	0%

All officers and directors	1,966,677	76.3%
as a group (7 Persons)

_______________________

(1)
Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding.  The address of each other person listed is 905 East Walnut Street, Garland, Texas 75040.

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
(Principal Executive Officer)

By: /s/ Patrick Cefalu
Patrick Cefalu
Executive Vice Presidentand Chief Financial Officer
(Principal Accounting Officer)

Dated:  02/13/2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/13/2017.

/s/ Mark King
Mark King, Director

/s/ Richard Hoesterey Richard Hoesterey, Director	_______________________ Heinz-Werner Hempel, Director

/s/ Eugene Robinson	/s/ Christine Dittrich
Eugene Robinson, Director	Christine Dittrich, Director

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