Form 10-Q
period 2017-02-25
MICROPAC INDUSTRIES INC
filed 2017-04-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including Area Code	(972) 272-3571

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

On April 10, 2017 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 25, 2017

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 25, 2017 (unaudited) and November 30, 2016
Condensed Statements of Operations for the three months ended February 25, 2017 and February 27, 2016 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 25, 2017 and February 27, 2016 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS	2/25/17	11/30/16
	(Unaudited)

Cash and cash equivalents	$9,160	$10,012
Short-term investments	2,017	2,014
Receivables, net of allowance for doubtful accounts of $0 at February 25, 2017 and November 30, 2016	2,523	2,177
Inventories:
Raw materials and supplies	3,978	4,179
Work-in process	3,547	3,438
Total inventories	7,525	7,617
Prepaid income tax	527	521
Prepaid expenses and other assets	135	152
Total current assets	21,887	22,493

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	669	669
Construction in process equipment	418	401
Machinery and equipment	8,565	8,565
Total property, plant, and equipment	11,339	11,322
Less accumulated depreciation	(9,207)	(9,136)
Net property, plant, and equipment	2,132	2,186

Deferred income taxes	273	273
Total assets	$24,292	$24,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$429	$612
Accrued compensation	420	454
Deferred revenue	1,179	1,282
Property Taxes	15	94
Other accrued liabilities	108	98
Total current liabilities	2,151	2,540

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 25, 2017 and November 30, 2016	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,198	22,469

Total shareholders’ equity	22,141	22,412

Total liabilities and shareholders’ equity	$24,292	$24,952

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	02/25/17	02/27/16

NET SALES	$3,908	$4,205

COST AND EXPENSES:

Cost of goods sold	(2,502)	(2,894)

Research and development	(440)	(307)

Selling, general & administrative expenses	(989)	(1,003)

Total cost and expenses	(3,931)	(4,204)

OPERATING (LOSS) INCOME	(23)	1

Other income	4	7
Expense, net	(1)	—

(LOSS) INCOME BEFORE TAXES	(20)	8

Provision for taxes	7	(3)

NET (LOSS) INCOME	$(13)	$5
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.01)	$0.00

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
CASH FLOWS FROM OPERATING ACTIVITES:	2/25/17	2/27/16

Net (loss) income	$(13)	$5
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	71	74
Changes in certain current assets and liabilities
Accounts receivable	(346)	(5)
Inventories	92	105
Prepaid expense and other current assets	17	18
Prepaid income taxes	(6)	—
Deferred revenue	(103)	(134)
Accounts payable	(200)	62
Accrued compensation	(34)	(255)
Other accrued liabilities	(69)	(49)
Income taxes payable	—	(107)

Net cash (used) provided by operating activities	(591)	(286)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,014	2,004
Purchase of short term investments	(2,017)	(2,007)
Additions to property, plant and equipment	—	(14)

Net cash used in investing activities	(3)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(852)	(561)

Cash and cash equivalents at beginning of period	10,012	12,651

Cash and cash equivalents at end of period	$9,160	$12,090
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$—	$110

Supplemental Non Cash Flow Disclosure:
Accrued additions to equipment	$17	$(14)

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

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 25, 2017, the results of operations and cash flows for the three months ended February 25, 2017 and February 27, 2016. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2016 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

Short-Term Investments

The Company has $2,017,000 in short term investments at February 25, 2017. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015 the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year November 30, 2019.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted this guidance as of December 1, 2016. Our adoption of this guidance did not have a material impact on our consolidated financial statements. We reclassified $417 thousand of noncurrent deferred tax liability from noncurrent liability to reduce the carrying value of deferred tax assets as of November 30, 2016 to conform to current financial statement presentation.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. Public business entities1 are required to adopt the standard for reporting periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 25, 2017 and November 30, 2016.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 25, 2017 and November 30, 2016.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 25, 2017 and February 27, 2016, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS’ EQUITY

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 12, 2016. The dividend was paid to shareholders on February 11, 2016.

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January 10, 2017. The dividend was paid to shareholders on February 9, 2017.

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

The Company’s facilities are certified and qualified by Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level), MIL-PRF-19500 JANS (space level) and is certified to ISO 9001-2002. Micropac is a NASA core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has UL approval on the new isolated solid state industrial power controllers.

The Company’s core technology is the packaging and interconnecting of miniature electronic components, utilizing thick film substrates, forming microelectronics circuits. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors used in the Company’s optoelectronic components and assemblies

Results of Operations

	Three months ended
	2/25/2017	2/27/2016
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	64.0%	68.9%
Research and development	11.3%	7.3%
Selling, general & administrative expenses	25.3%	23.8%
Total cost and expenses	100.6%	100.0%

OPERATING INCOME	(0.6)%	0.0%

Other income	0.1%	0.2%

INCOME BEFORE TAXES	(0.5)%	0.2%

Provision for taxes	0.2%	0.1%

NET INCOME	(0.3)%	0.1%

Sales for the first quarter ended February 25, 2017 totaled $3,908,000. Sales for the first quarter decreased 7.0% or $297,000 below sales for the first quarter of 2016 primarily due to a decrease in sales to one customer’s custom product. Sales were 12% in the commercial market, 62% in the military market, and 26% in the space market in the first quarter of 2017 compared to 18% in the commercial market, 67% in the military market, and 15% in the space market for the same period of 2016.

Two customers accounted for 11% and 10% of the Company’s sales for the first quarter of 2017 and 2016.

Cost of goods sold for the first quarter of 2017 and 2016 totaled 64.0% and 68.9% of net sales, respectively. Cost of goods sold decreased $392,000 in the first quarter of 2017 as compared to 2016 due to product mix and the decrease in sales to one customer’s custom product.

Research and development cost increased $133,000 for the first quarter of 2017 compared to the same period of 2016. The research and development expenditures were associated with the continued development of power management products, high voltage optocouplers and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2017 totaled 25.3% of net sales, compared to 23.8% for the same period in 2016. Selling, general and administrative expenses decreased $14,000 in the first quarter of 2017 as compared to 2016.

Provisions for taxes decreased $10,000 for the first quarter of 2017 compared to the same period in 2016. The estimated effective tax rate was 32% for the first quarter of 2017 and 2016.

Income for the first quarter of 2017 was a net loss of $13,000 compared to a net income of $5,000 in the first quarter of 2016, a decrease of $18,000 from the first quarter of 2016.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,160,000 as of February 25, 2017 compared to $10,012,000 on November 30, 2016, a decrease of $852,000. The decrease in cash and cash equivalents is attributable to $591,000 cash used in operations, a payment of a cash dividend of $258,000 and net payments for short-term investment of $3,000.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2017 totaled $2,595,000 compared to $2,837,000 for the comparable period of 2016. Backlog totaled $15,787,000 on February 25, 2017 compared to $17,558,000 as of February 27, 2016 and $17,102,000 on November 30, 2016. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the Company’s ability to make timely delivery of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,700,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 25, 2017 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 25, 2017.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 25, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2016.

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

MICROPAC INDUSTRIES, INC.

April 11, 2017	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 11, 2017	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer