Form 10-Q
period 2017-05-27
MICROPAC INDUSTRIES INC
filed 2017-07-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

On July 11, 2017 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

 MICROPAC INDUSTRIES, INC.

FORM 10-Q

Mat 27, 2017

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 27, 2017 (unaudited) and November 30, 2016
CCondensed Statements of Operations for the three and six months ended May 27, 2017 and May 28, 2016 (unaudited)
Condensed Statements of Cash Flows for the six months ended May 27, 2017 and May 28, 2016 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

ASSETS

CURRENT ASSETS	05/27/17	11/30/16
	(Unaudited)

Cash and cash equivalents	$9,841	$10,012
Short-term investments	2,020	2,014
Receivables, net of allowance for doubtful accounts of $0 at May 27, 2017 and November 30, 2016	2,522	2,177
Inventories:
Raw materials and supplies	3,976	4,179
Work-in process	3,095	3,438
Total inventories	7,071	7,617
Prepaid income tax	395	521
Prepaid expenses and other assets	245	152
Total current assets	22,094	22,493

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	669	669
Construction in process equipment	401	401
Machinery and equipment	8,657	8,565
Total property, plant, and equipment	11,414	11,322
Less accumulated depreciation	(9,279)	(9,136)
Net property, plant, and equipment	2,135	2,186

Deferred income taxes	273	273
Total assets	$24,502	$24,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$514	$612
Accrued compensation	477	454
Deferred revenue	904	1,282
Property Taxes	38	94
Other accrued liabilities	113	98
Total current liabilities	2,046	2,540

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 27, 2017 and November 30, 2016	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,513	22,469

Total shareholders’ equity	22,456	22,412

Total liabilities and shareholders’ equity	$24,502	$24,952

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six months ended
	05/27/17	05/28/16	05/27/17	05/28/16

NET SALES	$4,966	$5,111	$8,874	$9,316

COST AND EXPENSES:

Cost of goods sold	(3,072)	(3,188)	(5,574)	(6,082)

Research and development	(452)	(241)	(892)	(549)

Selling, general & administrative expenses	(982)	(1,088)	(1,972)	(2,090)

Total cost and expenses	(4,506)	(4,517)	(8,438)	(8,721)

OPERATING INCOME	460	594	436	595

Other income	—	—	4	7
Interest income, net	3	—	2	—

INCOME BEFORE TAXES	$463	$594	$442	$602

Provision for taxes	(148)	(190)	(141)	(192)

NET INCOME	$315	$404	$301	$410
NET INCOME PER SHARE, BASIC AND DILUTED	$0.12	$0.16	$0.12	$0.16

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	5/27/17	5/28/16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301	$410
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	143	146
Changes in certain current assets and liabilities
Accounts receivable	(345)	534
Inventories	546	341
Prepaid expense and other current assets	(93)	(14)
Prepaid income taxes	126	(43)
Deferred revenue	(378)	(1,150)
Accounts payable	(98)	82
Accrued compensation	23	(167)
Other accrued liabilities	(41)	(36)
Income taxes payable	—	(109)
Net cash provided by (used in) operating activities	184	(6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	2,014	2,004
Purchase of short term investments	(2,020)	(2,009)
Additions to property, plant and equipment	(91)	(97)
Net cash used in investing activities	(97)	(102)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Net cash used in financing activities	(258)	(258)
Net change in cash and cash equivalents	(171)	(366)
Cash and cash equivalents at beginning of period	10,012	12,651
Cash and cash equivalents at end of period	$9,841	$12,285

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$16	$344

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$—	$29

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

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 27, 2017, the results of operations for the three months and six months ended May 27, 2017 and May 28, 2016, and the cash flows for the six months ended May 27, 2017 and May 28, 2016. The unaudited condensed financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Short-Term Investments

The Company has $2,020,000 in short term investments at May 27, 2017. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. Public business entities are required to adopt the standard for reporting periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 27, 2017 and November 30, 2016.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 27, 2017 and November 30, 2016.

Note 5 COMMITMENTS

On April 23, 2016, the Company renewed the Loan Agreement with a Texas banking institution. The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six months ended May 27, 2017 and May 28, 2016, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/27/2017	5/28/2016	5/27/2017	5/28/2016
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.9%	62.4%	62.8%	65.3%
Research and development	9.1%	4.7%	10.1%	5.9%
Selling, general & administrative expenses	19.8%	21.3%	22.2%	22.4%
Total cost and expenses	90.8%	88.4%	95.1%	93.6%

OPERATING INCOME BEFORE INTEREST	9.2%	11.6%	4.9%	6.4%
AND INCOME TAXES

Interest and other income	0.1%	0.0%	0.1%	0.1%

INCOME BEFORE TAXES	9.3%	11.6%	5.0%	6.5%

Provision for taxes	3.0%	3.7%	1.6%	2.1%

NET INCOME	6.3%	7.9%	3.4%	4.4%

Sales for the three and six month periods ended May 27, 2017 totaled $4,966,000 and $8,874,000, respectively. Sales for the second quarter decreased 3% or $145,000 below sales for the same period of 2016, while sales for the first six months of 2017 decreased $442,000 below the first six months of 2016 with a decrease in various custom sensors and display products. Sales were 10% in the commercial market, 68% in the military market, and 22% in the space market for the six months ended May 27, 2017 compared to 14% in the commercial market, 53% in the military market, and 33% in the space market for the six months ended May 28, 2016.

Three customers accounted for 19%, 14% and 13% of the Company’s sales for the three months ended May 27, 2017 and three customers accounted for 17%, 13% and 11% of the Company’s sales for the six months ended May 27, 2017, while one customer accounted for 40% of the Company’s sales for the three months ended May 28, 2016, and two customers accounted for 25% and 11% of the Company’s sales for the six months ended May 28, 2016.

Cost of goods sold for the second quarters of 2017 and 2016 totaled 61.9% and 62.4% of net sales, respectively, while cost of goods sold for the six months ended May 27, 2017 and May 28, 2016 totaled 62.8% and 65.3% of net sales, respectively. In actual dollars, cost of goods sold decreased $116,000 in the second quarter of 2017 compared to the same period of 2016. Year to date cost of goods sold decreased $508,000 for the first six months of 2017 as compared to the same periods in 2016. The majority of the decrease is associated with a reduction in non-recurring engineering cost supporting a customer funded project.

Research and development expense increased $211,000 for the second quarter of 2017 versus 2016 and increased $343,000 for the first six months of 2017 compared to the same period of 2016. The increase in research and development expense is associated with an increase in internal development cost with a reduction in non-recurring engineering customer funded projects from 2016. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2017 totaled 19.8% and 22.2% respectively of net sales compared to 21.3% and 22.4% for the same periods in 2016. In actual dollars, selling, general and administrative expense decreased $106,000 for the second quarter and decreased $118,000 for the first six months of 2017 compared to the same periods in 2016.

Provisions for taxes decreased $42,000 for the second quarter of 2017 and $51,000 for the first six months of 2017 compared to the same period in 2016. The estimated effective tax rate was 32% for 2017 and 2016.

Net income decreased $89,000 for the second quarter of 2017 versus 2016 and decreased $109,000 for the first six months of 2017 compared to the same period of 2016.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,841,000 as of May 27, 2017 compared to $10,012,000 on November 30, 2016, a decrease of $171,000. The decrease in cash and cash equivalents is primarily attributable to a payment of a cash dividend of $258,000, and the investment of $91,000 in equipment offset by cash flow from operations of $184,000.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

The one year specific advance loan for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances was not renewed on April 22, 2017. The revolving credit loan in amounts not to exceed a total principal balance of $6,000,000 was renewed on April 23, 2016 for a two year term.

Outlook

New orders for year-to-date 2017 totaled $5,757,000 compared to $8,363,000 for 2016. The decrease resulted from lower orders on various standard solid state relay products and a delay in one custom sensor order.

Backlog totaled $13,985,000 on May 27, 2017 compared to $17,973,000 as of May 28, 2016 and $17,102,000 on November 30, 2016. The backlog represents a good mix of the company’s products and technologies with 15% in the commercial market, 42% in the military market, and 43% in the space market compared to 16% in the commercial market, 41% in the military market, and 42% in the space market on May 28, 2016.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,468,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 27, 2017 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 27, 2017.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months and six months ended May 27, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended Novemeber 30, 2016.

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

MICROPAC INDUSTRIES, INC.

July11, 2017	/s/ Mark King
Date	Mark King
Chief Executive Officer

Julyl 11, 2017	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer

