Form 10-Q
period 2017-08-26
MICROPAC INDUSTRIES INC
filed 2017-10-10
CIK 65759

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2017

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

On October 10, 2017 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 26, 2017

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 26, 2017 (unaudited) and November 30, 2016
Condensed Statements of Operations for the three and nine months ended August 26, 2017 and August 27, 2016 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 26, 2017 and August 27, 2016 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

ASSETS

CURRENT ASSETS	08/26/17	11/30/16
	(Unaudited)

Cash and cash equivalents	$10,397	$10,012
Short-term investments	2,025	2,014
Receivables, net of allowance for doubtful accounts of $0 at August 26, 2017 and November 30, 2016	1,987	2,177
Inventories:
Raw materials and supplies	3,785	4,179
Work-in process	2,829	3,438
Total inventories	6,614	7,617
Prepaid income tax	434	521
Prepaid expenses and other assets	260	152
Total current assets	21,717	22,493

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	80	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	939	669
Construction in process equipment	441	401
Machinery and equipment	8,663	8,565
Total property, plant, and equipment	11,729	11,322
Less accumulated depreciation	(9,353)	(9,136)
Net property, plant, and equipment	2,376	2,186

Deferred income taxes	267	273
Total assets	$24,360	$24,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$458	$612
Accrued compensation	510	454
Deferred revenue	423	1,282
Property taxes	61	94
Other accrued liabilities	76	98
Total current liabilities	1,528	2,540

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 26, 2017 and November 30, 2016	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	22,889	22,469

Total shareholders’ equity	22,832	22,412

Total liabilities and shareholders’ equity	$24,360	$24,952

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months ended
	08/26/17	08/27/16	08/26/17	08/27/16

NET SALES	$4,717	$3,804	$13,591	$13,120

COST AND EXPENSES:

Cost of goods sold	(2,952)	(2,697)	(8,526)	(8,779)

Research and development	(413)	(359)	(1,305)	(907)

Selling, general & administrative expenses	(1,034)	(970)	(3,006)	(3,060)

Total cost and expenses	(4,399)	(4,026)	(12,837)	(12,746)

OPERATING INCOME (LOSS)	318	(222)	754	374

Other income	19	16	23	22
Interest income (expense), net	8	(1)	10	(1)

INCOME (LOSS) BEFORE TAXES	$345	$(207)	$787	$395

Benefit (provision) for taxes	32	66	(109)	(126)

NET INCOME (LOSS)	$377	$(141)	$678	$269
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.15	$(0.05)	$0.26	$0.10

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	8/26/17	8/27/16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$678	$269
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	217	218
Deferred tax expense	6	165
Changes in certain current assets and liabilities
Accounts receivable	190	558
Inventories	1,003	(429)
Prepaid expenses and other current assets	(108)	(16)
Prepaid income taxes	87	(284)
Deferred revenue	(859)	(1,292)
Accounts payable	(154)	392
Accrued compensation	56	(164)
Other accrued liabilities	(55)	(105)
Income taxes payable	—	(47)

Net cash provided by (used in) operating activities	1,061	(735)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	4,036	4,014
Purchase of short term investments	(4,047)	(4,021)
Additions to property, plant and equipment	(407)	(203)

Net cash used in investing activities	(418)	(210)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	385	(1,203)

Cash and cash equivalents at beginning of period	10,012	12,651

Cash and cash equivalents at end of period	$10,397	$11,448
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$17	$350

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

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 26, 2017, the results of operations for the three months and nine months ended August 26, 2017 and August 27, 2016, and the cash flows for the nine months ended August 26, 2017 and August 27, 2016. The unaudited condensed financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Short-Term Investments

The Company has $2,025,000 in short term investments at August 26, 2017. Short-term investments consist of certificates of deposits with initial maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with initial maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Income tax expense attributable to income from operations for 2017 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of federal R&D tax credits.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year November 30, 2019.

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

Note 4 FAIR VALUE MEASUREMENT

The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no other financial assets and nonfinancial assets measured at fair value on a nonrecurring basis at August 26, 2017 and November 30, 2016.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 26, 2017 and August 27, 2016, the Company had no dilutive potential common stock.

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

Note 7 SUBSEQUENT EVENT

On August 30, 2017, Micropac Industries, Inc., announced that the Company has purchased land in Garland, Texas for approximately $1.4 million.

Micropac Industries, Inc. has been a long-standing business located in Garland, Texas for over 50 years and is located in three existing buildings. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center in the future.

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

Results of Operations

	Three months ended		Nine months ended
	8/26/2017	8/27/2016	8/26/2017	8/27/2016
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	62.6%	70.9%	62.7%	66.9%
Research and development	8.8%	9.4%	9.6%	6.9%
Selling, general & administrative expenses	21.9%	25.5%	22.1%	23.3%
Total cost and expenses	93.3%	105.8%	94.4%	97.1%

OPERATING INCOME (LOSS) BEFORE INTEREST	6.7%	(5.8)%	5.6%	2.9%
AND INCOME TAXES

Interest and other income	0.6%	0.4%	0.2%	0.1%

INCOME (LOSS) BEFORE TAXES	7.3%	(5.4)%	5.8%	3.0%

Benefit (provision) for taxes	(.7)%	(1.7)%	.8%	1.0%

NET INCOME (LOSS)	8.0%	(3.7)%	5.0%	2.0%

Sales for the three and nine month periods ended August 26, 2017 totaled $4,717,000 and $13,591,000, respectively. Sales for the third quarter increased 24% or $913,000 above sales for the same period of 2016, while sales for the first nine months of 2017 increased $471,000 above the first nine months of 2016 with an increase in various power management products and a reduction in one custom sensor product. Sales were 10% in the commercial market, 65% in the military market, and 25% in the space market for the nine months ended August 26, 2017 compared to 16% in the commercial market, 56% in the military market, and 28% in the space market for the nine months ended August 27, 2016.

Three customers accounted for 17%, 15% and 13% of the Company’s sales for the three months ended August 26, 2017 and three customers accounted for 17%, 13% and 12% of the Company’s sales for the nine months ended August 26, 2017, while one customer accounted for 15% of the Company’s sales for the three months ended August 27, 2016, and two customers accounted for 20% and 12% of the Company’s sales for the nine months ended August 27, 2016.

Cost of goods sold for the third quarters of 2017 and 2016 totaled 62.6% and 70.9% of net sales, respectively, while cost of goods sold for the nine months ended August 26, 2017 and August 27, 2016 totaled 62.7% and 66.9% of net sales, respectively. In actual dollars, cost of goods sold increased $255,000 in the third quarter of 2017 compared to the same period of 2016. Year to date cost of goods sold decreased $253,000 for the first nine months of 2017 as compared to the same periods in 2016. The decrease is associated with a reduction in non-recurring engineering cost supporting a customer funded project.

Research and development expense increased $54,000 for the third quarter of 2017 versus 2016 and increased $399,000 for the first nine months of 2017 compared to the same period of 2016. The increase in research and development expense is associated with an increase in internal development cost with a reduction in non-recurring engineering customer funded projects from 2016. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2017 totaled 21.9% and 22.1% respectively of net sales compared to 25.5% and 23.3% for the same periods in 2016. In actual dollars, selling, general and administrative expense increased $64,000 for the third quarter and decreased $54,000 for the first nine months of 2017 compared to the same periods in 2016.

Provisions for taxes benefit decreased $34,000 for the third quarter of 2017 and the provision for tax expense decreased $18,000 for the first nine months of 2017 compared to the same period in 2016. The estimated effective tax rate was 14% for 2017 and 32% for 2016. During 2017, the Company had a Research and Development tax credit study performed for fiscal 2013, 2014, 2015, and 2016 by a third party with tax year 2012 and 2015 completed in the third quarter of 2017. The Company filed an amended tax return for 2012 reflecting a R&D tax credits of approximately $77,000. In addition, the Company had a $66,000 R&D tax credit on the tax return for 2015 (fiscal year 2016) filed in 2017.

Net income increased $518,000 for the third quarter of 2017 versus 2016 and increased $410,000 for the first nine months of 2017 compared to the same period of 2016.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10,397,000 as of August 26, 2017 compared to $10,012,000 on November 30, 2016, a increase of $385,000. The increase in cash and cash equivalents is primarily attributable to a cash flow from operations of $1,061,000 offset by the payment of a cash dividend of $258,000 and the investment of $228,000 in equipment and $179,000 in a new ERP system.

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

Outlook

New orders for year-to-date 2017 totaled $8,412,000 compared to $11,961,000 for 2016. The decrease resulted from lower orders on various standard solid state relay products and a delay in one custom sensor order. The decrease was primarily due to the de-booking of one large international order for solid state power products. This order was originally booked in November 2015 for $2,836,550. This order was removed from the backlog as a result of not receiving the down payment required to start the fabrication along with the uncertainties of the international market. As a result, no cost were incurred for this order.

Backlog totaled $11,924,000 on August 26, 2017 compared to $17,765,000 as of August 27, 2016 and $17,102,000 on November 30, 2016. The backlog represents a good mix of the company’s products and technologies with 17% in the commercial market, 54% in the military market, and 29% in the space market compared to 13% in the commercial market, 44% in the military market, and 43% in the space market on August 27, 2016.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,800,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 26, 2017 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 26, 2017.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months and nine months ended August 26, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended Novemeber 30, 2016.

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

MICROPAC INDUSTRIES, INC.

October 10, 2017	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 10, 2017	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer

