Form 10-K
period 2017-11-30
MICROPAC INDUSTRIES INC
filed 2018-02-08
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2017 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,077,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 8, 2018 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders, to be held March 10, 2017 is incorporated by reference in Part III to the extent described therein.

PART I

Item 1.	Business

INTRODUCTION

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and is certified to ISO 9001:2008 and AS 9100C. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

The Company’s core technology is microelcetronic and optoelectroic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic intergration used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 452 shareholders on November 30, 2017.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 41% of the Company’s sales for the fiscal year ended November 30, 2017, and were 40% for fiscal 2016. Standard components and assemblies accounted for approximately 59% of the Company’s sales for the fiscal year ended November 30, 2017, and were 60% for fiscal 2016.

The Company provides power management and controls, sensors and displays, and optocouplers products, to include components and assemblies that offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 41% of the Company’s business in 2017 compared to 36% in 2016. Sensors and displays accounted for 33% of the Company’s business and the optocouplers product accounted for 26% of the Company’s business in 2017, compared to 35% and 29% in 2016, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigation systems, control circuitry, power supplies, laser positioning
•	Medical – optoelectronc sensors and electronics
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment, robotics

The Company has two patents. The Company has no licenses, franchises or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

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

In 2017, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,704,000 ($1,152,000 in 2016). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $1,368,000 in non-recurring engineering revenue with $1,310,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 20% of the sales for fiscal year 2017 (26% in 2016) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $5,433,000 in 2017 compared to $4,308,000 in 2016, or 28% and 25% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 60% of the Company’s revenues in 2017 compared to 56% in 2016.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United Technologies, , Raytheon, Boeing and L-3. Three customers accounted for 16%, 13% and 10% of the Company’s sales during 2017 and two customers accounted for 18% and 11% of the Company’s sales in 2016.

BACKLOG

At November 30, 2017, the Company had a backlog of unfilled orders totaling approximately $12,864,000 compared to approximately $17,102,000 at November 30, 2016. The Company expects to complete and ship the majority of its November 30, 2017 backlog during fiscal 2018.

EMPLOYEES

At November 30, 2017, the Company had 119 full-time employees (compared to 121 at November 30, 2016), of which 14 were executive and managerial employees, 26 were engineers and quality-control personnel, 16 were clerical and administrative employees, and 63 were production personnel. None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 51 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company’s primary competitors are Anaren, Avago, Isolink, and International Rectifier.

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

Some of the Company’s primary suppliers are NTK Technologies, Electrovac, Schott AG, Semi-Dice, Micross Components, and Materion Advanced Materials.

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

Fabrication efforts may not be successful

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

Majority shareholder ability to control the election of the Board of Directors

The Company’s majority shareholder, Mr. Heinz-Werner Hempel, established a partnership organized under the laws of Germany, which owns 1,952,577 shares or 75.7% of the outstanding voting shares. Mr. Hempel, through the partnership, has the ability to control the election of the Company’s Board of Directors and elect individuals who may be more attuned to such majority shareholder’s vision for the Company and not necessarily to those of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

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

The Company is subject to cybersecurity risks

Cybersecurity risks and attacks continue to grow. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, denial-of-service attacks on the Company or its service providers’ websites, attempts to gain unauthorized access to data, and other breaches. Even authorized persons could inadvertently or intentionally release confidential or proprietary information. Such events could lead to interruption of our operations or business, unauthorized release of information, corruption of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

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

Component shortages from suppliers could affect ability to manufacture products or delay shipments to customers

The Company relies on suppliers to deliver quality raw materials in a timely and cost-effective manner. Most of the materials and components are generally available from multiple sources; however, from time to time vendors do not deliver the product as needed due to manufacturing problems or a decision to discontinue that product. Such interruption of supply or price increases could have a material adverse effect on the Company’s operations; however, the Company is not currently impacted by material shortages.

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

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 60% of the Company’s revenues in 2017 compared to 56% in 2016. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United Technologies, Raytheon, Boeing and L-3. The Company’s top 10 customers accounted for 49% of the Company’s sales during 2017 and 48% of the Company’s sales during 2016.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company occupies approximately 37,000 square feet of manufacturing, engineering and office space in Garland, Texas. The Company owns 32,200 square feet of that space and leases an additional 4,800 square feet. The Company considers its facilities adequate for its current level of operations.

In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center in the future.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

On February 8, 2018, there were 452 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2017	PRICE	PRICE
Fourth Quarter	$7.75	$7.00
Third Quarter	$8.30	$7.50
Second Quarter	$8.75	$8.20
First Quarter	$9.00	$8.40

Fiscal Year Ended November 30, 2016
Fourth Quarter	$8.50	$8.25
Third Quarter	$8.63	$8.02
Second Quarter	$9.40	$7.75
First Quarter	$9.90	$8.60

The market price of a share of the common stock as of February 2, the latest practical date, was $7.70.

During the three month period ended November 30, 2017, approximately 21,200 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $7.75 to $7.00 per share. For the two year period ending November 30, 2017, approximately 94,500 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $7.00 to a high of $9.90. Due to this average monthly volume of less than 4,000 shares of common stock being publicly bought and sold during this two year period, the Company does not believe this share trading volume results in prices which represent the market value of the Company’s common stock held by non-affiliates.

On December 15, 2015, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 12, 2016. The dividend was paid to shareholders on February 11, 2016.

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017. The dividend was paid to shareholders on February 8, 2017.

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January, 10 2018. The dividend will be paid to shareholders on or about February 8, 2018.

Securities Issued under Equity Compensation Plan

None.

Item 6.   Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/17	11/30/16

Net Sales	100.0%	100.0%

Cost of sales	61.8%	68.3%
Research and Development	8.6%	6.6%
Selling, General, and Administrative	21.5%	23.5%
Cost & Expenses	91.9%	98.4%

Operating Income	8.1%	1.6%

Other income and interest income (expense) net	0.4%	0.3%

Income before Income Taxes	8.5%	1.9%

Provision for taxes	1.4%	0.6%

Net Income	7.4%	1.3%

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and is certified to ISO 9001:2008 and AS 9100C. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

The Company’s core technology is microelcetronic and optoelectroic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic intergratioin used in the Company’s optoelectronic components and assemblies.

Company sales totaled $19,725,000 resulting in an increase of $2,126,000 from 2016. The increase was associated with higher overall sales on the Company standard relay products and an increase in customer funded non-recurring engineering from several customers.

At November 30, 2017, the Company had a backlog of unfilled orders totaling approximately $12,864,000 compared to approximately $17,102,000 at November 30, 2016. The decrease was in part due to the debooking of orders as explained below. The Company expects to complete and ship the majority of its November 30, 2017 backlog during fiscal 2018.

New orders for fiscal year 2017 totaled $15,506,000 compared to $15,752,000 for fiscal 2016. The new orders for fiscal year 2017 consist of $18,343,000 of new orders minus $2,837,000 which was debooked for an order booked in 2015 due to the start delay from one international customer. Approximately $7,735,000 of the new orders received in 2017 was delivered to customers in 2017, along with approximately $12,008,000 of the Company’s $17,102,000 backlog of orders at November 30, 2016 resulting in revenue of $19,743,000. In addition, the Company had freight revenue and a net increase in customer returns allowances of $18,000 for total revenue of $19,725,000 in 2017.

Cost of sales, as a percentage of net sales, was 61.8% in 2017 compared to 68.3% in 2016. In actual dollars, cost of sales increased $150,000 for 2017 versus 2016 with a small increase in overhead cost. The change relative to sales was the result of the increase in customer funded non-recurring engineering without the cost overrun experienced in 2016 on the customer funded projects.

In 2017, the Company’s investments in technology through research and development, which was expensed, totaled approximately $1,704,000 ($1,152,000 in 2016). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvements associated with the Company’s space level and other high reliability programs. In addition to the Company’s investment in research and development, various customers paid the Company approximately $1,368,000 in non-recurring engineering revenue with $1,310,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 21.5% of net sales in 2017 compared to 23.5% in 2016. In dollars expensed, selling, general and administrative expenses totaled $4,245,000 in 2017 as compared to $4,132,000 in 2016.

Other income and net interest income (expense) for fiscal 2017 totaled $77,000 compared to $56,000 for fiscal 2016. The majority of the other income is related to reclamation of precious metals, such as gold and silver (from scrap and obsolete material).

Income before taxes for fiscal 2017 was approximately $1,677,000, or 8.5% of net sales, compared to $345,000, or 1.9% of net sales in fiscal 2016. The increase in income was associated with higher revenues.

Provisions for income tax for fiscal 2017 totaled $271,000 compared to $110,000 for fiscal 2016. The Company’s effective income tax rate was 16% for the year ended November 30, 2017 and 32% for the year ended November 30, 2016. The decrease in the effective rate is associated with a R&D tax credit of $279,000 in 2017.

Net income totaled approximately $1,406,000 or $0.55 per share in 2017 versus 2016 net income of $235,000 or $0.09 per share.

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

The Company provided $1,549,000 of cash from operating activities in 2017 compared to the use of $2,133,000 of cash from operating activities in 2016. The increase in net cash provided by operations is due to higher revenues in 2017. The Company used $460,000 in cash for investment in additional manufacturing equipment in 2017 compared to $238,000 in 2016. In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center in the future.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2017, the Company had $9,388,000 in cash and cash equivalents compared to $10,012,000 in cash and cash equivalents on November 30, 2016. The Company held $2,031,000 in short term investments at November 30, 2017 and $2,014,000 at November 30, 2016. The Company anticipates that it will use some of this cash for the construction of a new manufacturing center. In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2018 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2017.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year ending November 30, 2019.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company determines the need to write inventory down to the lower of cost or market via an analysis based on the usage of inventory over a three year period and projected usage based on current backlog.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2017 and 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

14	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

15	Balance Sheets as of November 30, 2017 and 2016

16	Statements of Income for the years ended November 30, 2017 and 2016

17	Statements of Shareholders’ Equity for the years ended November 30, 2017 and 2016

18	Statements of Cash Flows for the years ended November 30, 2017 and 2016

19-23	Notes to Financial Statements as of and for the years ended November 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Micropac Industries, Inc.

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”), as of November 30, 2017 and 2016, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micropac Industries, Inc. as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

February 8, 2018

 MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2017 AND 2016

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2017	2016

Cash and cash equivalents	$9,388	$10,012
Short-term investments	2,031	2,014
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2017 and 2016	3,462	2,177
Inventories:
Raw materials and supplies	3,874	4,179
Work-in process	1,991	3,438
Total inventories	5,865	7,617
Prepaid income tax	227	521
Prepaid expenses and other assets	274	152
Total current assets	21,247	22,493

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	80
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	938	669
Construction in process equipment	678	401
Machinery and equipment	8,492	8,565
Total property, plant, and equipment	13,233	11,322
Less accumulated depreciation	(9,429)	(9,136)
Net property, plant, and equipment	3,804	2,186

Deferred income taxes	203	273
Total assets	$25,254	$24,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$372	$612
Accrued compensation	704	454
Deferred revenue	392	1,282
Property taxes	86	94
Other accrued liabilities	140	98
Total current liabilities	1,694	2,540

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30, 2017 and November 30, 2016	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	23,617	22,469

Total shareholders’ equity	23,560	22,412

Total liabilities and shareholders’ equity	$25,254	$24,952

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Dollars in thousands except share and per share data)

	2017	2016
NET SALES	$19,725	$17,599

COST AND EXPENSES:
Cost of goods sold	(12,176)	(12,026)
Research and development	(1,704)	(1,152)
Selling, general & administrative expenses	(4,245)	(4,132)

Total cost and expenses	(18,125)	(17,310)

OPERATING INCOME	1,600	289

Other income	58	58
Interest income (expense), net	19	(2)

INCOME BEFORE INCOME TAXES	1,677	345

PROVISION FOR INCOME TAXES
Current	(201)	(50)
Deferred	(70)	(60)
Total provision for income taxes	(271)	(110)

NET INCOME	$1,406	$235

NET INCOME PER SHARE, BASIC AND DILUTED	$0.55	$0.09

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2015	$308	$885	$(1,250)	$22,492	$22,435

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	235	235

BALANCE, November 30, 2016	308	885	(1,250)	22,469	22,412

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	1,406	1,406

BALANCE, November 30, 2017	$308	$885	$(1,250)	$23,617	$23,560

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$1,406	$235
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	293	290
Deferred tax expense	70	60
Loss (gain) on sale of equipment	—	1
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	(1,285)	183
Decrease (increase) in inventories	1,752	(749)
(Increase) decrease in prepaid expenses and other assets	(122)	9
Decrease (increase) decrease in prepaid income taxes	288	(521)
(Decrease) increase in deferred revenue	(890)	(1,573)
(Decrease) increase in accounts payable	(253)	224
Increase (decrease) in accrued compensation	250	(212)
Increase (decrease) in income taxes payable	5	(109)
Increase in all other accrued liabilities	35	29

Net cash provided by (used in) operating activities	1,549	(2,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investments	4,036	4,014
Purchase of short term investments	(4,053)	(4,024)
Additions to property, plant and equipment	(1,898)	(238)

Net cash used in investing activities	(1,915)	(248)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net decrease in cash and cash equivalents	(624)	(2,639)

Cash and cash equivalents at beginning of period	10,012	12,651

Cash and cash equivalents at end of period	$9,388	$10,012

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$17	$679

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$12	$(16)

 See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

1.	BUSINESS DESCRIPTION:

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year ending November 30, 2019.

Short-Term Investments

The Company has $2,031,000 and $2,014,000 in short-term investments at November 30, 2017 and 2016, respectively. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or market value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company determines the need to write inventory down to the lower of cost or market via an analysis based on the usage of inventory over a three year period and projected usage based on current backlog.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2017 and 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted this guidance as of December 1, 2016. Our adoption of this guidance did not have a material impact on our financial statements. We reclassified $417 thousand of noncurrent deferred tax liability from noncurrent liability to reduce the carrying value of deferred tax assets as of November 30, 2016 to conform to current financial statement presentation.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2017 and 2016, the Company had no dilutive potential common stock.

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

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2017 and 2016.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2017 and 2016.

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

Warranty expense was approximately $49,000 and $100,000 in 2017 and 2016, respectively.

6.       LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2017 and 2016 was $50,000 and $50,000 respectively.

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

5.       EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $292,000 in 2017 and $325,000 in 2016. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

8. INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

21

	2017	2016
Current Provision:
Federal	$171,000	$22,000
State	30,000	28,000
	201,000	50,000

Deferred federal tax expense	70,000	60,000

Total	$271,000	$110,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2017	2016
Tax at 34% statutory rate	$570,000	$117,000
State income taxes, net of federal benefit	20,000	18,000
Section 199 Adjustment	(45,000)	(17,000)
Research and Development Tax Credit	(279,000)	—
Permanent differences and other	5,000	(8,000

Income tax provision	$271,000	$110,000

The components of deferred tax assets and liabilities were as follows:

	2017	2016
Deferred tax assets (liabilities)
Inventory	$432,000	$586,000
Deferred revenue, sales returns and warranty	55,000	26,000
Other accrued liabilities	83,000	78,000
Depreciation	(367,000)	(417,000)
Net deferred assets	$203,000	$273,000

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

9.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 60% of the Company’s revenues in 2017 compared to 56% in 2016. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United Technologies, Raytheon, Boeing and L-3. Three customers accounted for 16%, 13% and 10% of the Company’s sales during 2017 and two customers accounted for 18% and 11% of the Company’s sales in 2016. The Company’s top 10 customers accounted for 49% of the Company’s sales during 2017 and 48% of the Company’s sales during 2016. Three customers accounted for 19%, 18% and 14% of the accounts receivable balance as of November 30, 2017.

10.       SHAREHOLDERS’ EQUITY:

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

11.       SUBSEQUENT EVENTS:

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January, 10 2018. The dividend will be paid to shareholders on or about February 9, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, our financial statements as of and for the year ended November 30, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2017, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2017 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2017.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders, as set forth below. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 09, 2018.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	63	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Heinz-Werner Hempel	89	Director and
		Member of Audit Committee	February 1997

Eugene Robinson	78	Director and
		Member of Audit Committee	October 2008

Richard K. Hoesterey	75	Secretary, Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	65	Director and
		Member of Audit Committee	October 2015

Gerald Tobey	64	Director and
		Member of Audit Committee	June 2017

Patrick S. Cefalu	60	CFO, Executive Vice President	N/A

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

Ms. Dittrich was an Executive Vice President of Raytheon Systems Company and the General Manager of the Sensor and Electronic Systems segment. Before working for Raytheon, Ms. Dittrich was a Senior Vice President of Texas Instruments (TI) Systems Group, a Malcolm Baldrige Quality Award winner, and the General Manager of the Electronic Systems Division. Her prior assignments include TI Systems Group Vice President and Engineering Manager, Software Engineering Director for the defense business, and Senior Member of Technical Staff. She has had senior executive responsibility for product engineering efforts that involve large scale software and hardware development and integration. Ms. Dittrich provided consulting services with a focus on business strategy and operational performance to various technology companies after leaving Raytheon. She became a Visiting Scientist at the Carnegie Mellon University Software Engineering Institute (SEI), a Federally Funded Research and Development Center and chaired the SEI Board of Advisors for over 10 years. She was a Fellow of the Cutter Business Technical Council and a senior consultant for Cutter Consortium. In addition, she has held membership positions on the Army Science Board, the Department of Defense Software Best Practices - Airlie Software Council and other advisory boards.

Mr. Tobey was a Vice President of Business Development at Raytheon Missile Systems Company retiring in 2016 following a 38-year career in the defense, aerospace, and civil security sectors.  He also served as Vice President of International Business Development for both Raytheon's Missile Systems and Network Centric Systems businesses. Until 1997, when Texas Instruments' Defense Systems and Electronics Group was acquired by Raytheon, Mr. Tobey served as that company's Vice President of International Business Development and Managing Director of Texas Instruments UK, Ltd. (a wholly owned TI subsidiary).  During Mr. Tobey's career, he has served in various business creation and capture, strategy, program and manufacturing management positions both in the U.S. and abroad.  Mr. Tobey holds a Bachelor of Science and a Masters of Business Administration degree from Utah State University.  He is a graduate of the U.S. Defense Department's Defense Acquisition University, and has completed Executive Study at the Anderson School of Management at UCLA.

Mr. Cefalu has over 35 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2017. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2017. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey and Ms. Dittrich and $5,000 to Mr. Tobey. Ms. Dittrich and Mr. Robinson attended all of the meetings. Mr. Hempel attended one (1) of the meetings, Mr. Hoesterey attended (3) of the meetings, Mr. Tobey attended two (2) of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2017. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2017. Mr. King did not receive any payments for attending meetings of the Audit Committee. Ms. Dittrich and Mr. Robinson attended four (4) of the meetings. Mr. Hoesterey attended three (3) of the meetings, Mr. Tobey attended two (2) of the meetings and Mr. Hempel attendded one (1) of the meetings.

Director Compensation 2017
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$1,500	$750	—	$2,250
Richard K. Hoesterey	$14,500	$2,250	—	$16,750
Eugene Robinson	$17,500	$3,000	—	$20,500
Christine Dittrich	$17,500	$3,000	—	$20,500
Gerald Tobey	$8,000	$1,500	—	$9,500

Mr. King does not receive any Directors compensation.

With the exception of Mr. King and Mr. Hempel, members of the Audit Committee are considered independent members under the Securities and Exchange Act rules and regulations.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2017, for filing with the Securities and Exchange Commission.

Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent registered public accounting firm have the responsibility for the audit of those statements. It is not the duty of the Audit Committee to conduct audits to determine that the Company’s financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States. In giving its recommendations, the Audit Committee considered (a) management's representation that such financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America, and (b) the report of the Company’s independent auditors with respect to such financial statements.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2017, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2018 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2017, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2017.

Annual Compensation

Name and		Annual		All Other
Principal Position	Year	Salary	Bonus	Compensation	Total
				(a)

Mark King,	2017	$270,093	$0	$33,600	$303,693
President and	2016	$265,307	$17,500	$28,441	$311,488
Chief Executive Officer (1)	2015	$264,031	$13,500	$24,094	$301,625

Patrick Cefalu,	2017	$159,003	$0	$24,507	$183,510
Vice President and	2016	$156,229	$17,500	$16,450	$190,179
Chief Financial Officer	2015	$155,431	$13,500	$16,578	$185,509

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2017, Mr. King and Mr. Cefalu did not receive any bonus payments.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2017, the Company paid $10,395 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2017, the Company made contributions to the Plan for Mr. King in the amount of $15,900 and for Mr. Cefalu in the amount of $9,540 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2017.

During the fiscal year ended November 30, 2017, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $7,305 and $4,572, respectively.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class(1)

Stanley Kesselman	178,646	6.9%
c/o Maxim Group
405 Lexington Avenue, 2nd Floor
New York, NY

Patrick Cefalu	0	0%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than 0.6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Christine Dittrich (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors	1,966,677	76.3%
as a group (7 Persons)

 _______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed, other than Stanley Kesselman, is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2017.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2017 and November 30, 2016, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $123,000 and $134,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $26,000 in 2017, and KPMG fees for tax advisory and tax return preparation services were $46,000 in 2016.

ALL OTHER FEES

KPMG LLP and Whitley Penn LLP did not provide any other services.

The Audit Committee requests that the Principal Accounting Firm provide the committee with the anticipated charges of all accounting and tax related services to be performed in advance of performing such services. The Audit Committee approves all services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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

(Principal Executive Officer)

By: /s/ Patrick Cefalu

Patrick Cefalu

Executive Vice Presidentand Chief Financial Officer

(Principal Accounting Officer)

Dated:  02/08/2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/08/2018.

/s/ Mark King Mark King, Director	/s/ Heinz-Werner Hempel Heinz-Werner Hempel, Director

/s/ Richard Hoesterey Richard Hoesterey, Director	/s/ Eugene Robinson Eugene Robinson, Director

/s/ Christine Dittrich Christine Dittrich, Director	/s/ Gerald Tobey Gerald Tobey, Director

 DIRECTORS AND OFFICERS

NOVEMBER 30, 2017

MARK KING

President and Chief Executive Officer

Chairman of the Board

Micropac Industries, Inc.

HEINZ-WERNER HEMPEL

Chief Operating Officer

Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany

RICHARD HOESTEREY

Retired

EUGENE ROBINSON

Retired

CHRISTINE DITTRICH

Retired

GERALD TOBEY

Retired

PATRICK CEFALU

Executive Vice President

Chief Financial Officer

Micropac Industries, Inc.

LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Glast, Phillips & Murray, P. C.	Securities Transfer
Dallas, Texas	Plano, Texas

