Form 10-Q
period 2018-02-24
MICROPAC INDUSTRIES INC
filed 2018-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including Area Code	(972) 272-3571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

On April 9, 2018 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 24, 2018

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 24, 2018 (unaudited) and November 30, 2017
Condensed Statements of Operations for the three months ended February 24, 2018 and February 25, 2017 (unaudited)
Condensed Statements of Cash Flows for the three months ended February 24, 2018 and February 25, 2017 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS	02/24/18	11/30/17
	(Unaudited)

Cash and cash equivalents	$9,643	$9,388
Short-term investments	2,038	2,031
Receivables, net of allowance for doubtful accounts of $0 at February 24, 2018 and November 30, 2017	2,086	3,462
Inventories:
Raw materials and supplies	4,231	3,874
Work-in process	2,318	1,991
Total inventories	6,549	5,865
Prepaid income tax	210	227
Prepaid expenses and other assets	256	274
Total current assets	20,782	21,247

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	938	938
Construction in process equipment	714	678
Machinery and equipment	8,600	8,492
Total property, plant, and equipment	13,377	13,233
Less accumulated depreciation	(9,505)	(9,429)
Net property, plant, and equipment	3,872	3,804

Deferred income taxes, net	125	203
Total assets	$24,779	$25,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$711	$372
Accrued compensation	437	704
Deferred revenue	249	392
Property taxes	24	86
Other accrued liabilities	68	140
Total current liabilities	1,489	1,694

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 24, 2018 and November 30, 2017	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	23,347	23,617

Total shareholders’ equity	23,290	23,560

Total liabilities and shareholders’ equity	$24,779	$25,254

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	02/24/18	02/25/17

NET SALES	$3,851	$3,908

COST AND EXPENSES:

Cost of goods sold	(2,350)	(2,502)

Research and development	(297)	(440)

Selling, general & administrative expenses	(1,134)	(989)

Total cost and expenses	(3,781)	(3,931)

OPERATING INCOME (LOSS)	70	(23)

Other income, net	12	3

INCOME (LOSS) BEFORE TAXES	82	(20)

(Provision) benefit for taxes	(94)	7

NET LOSS	$(12)	$(13)
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
CASH FLOWS FROM OPERATING ACTIVITES:	2/24/18	2/25/17
Net loss	$(12)	$(13)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	76	71
Deferred tax	77	—
Changes in certain current assets and liabilities
Accounts receivable	1,376	(346)
Inventories	(684)	92
Prepaid expense and other current assets	18	17
Prepaid income taxes	18	(6)
Deferred revenue	(143)	(103)
Accounts payable	323	(200)
Accrued compensation	(267)	(34)
Other accrued liabilities	(134)	(69)

Net cash provided by (used in) operating activities	648	(591)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,033	2,014
Purchase of short term investments	(2,040)	(2,017)
Additions to property, plant and equipment	(128)	—

Net cash used in investing activities	(135)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	255	(852)

Cash and cash equivalents at beginning of period	9,388	10,012

Cash and cash equivalents at end of period	$9,643	$9,160
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$1	$—

Supplemental Non Cash Flow Disclosure:

Accrued additions to equipment	$17	$17

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

The Company’s core technology is microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 452 shareholders on February 24, 2018.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 24, 2018, the results of operations and cash flows for the three months ended February 24, 2018 and February 25, 2017. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2017 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the modified retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year ending November 30, 2019 and the interim periods within the year.

Short-Term Investments

The Company has $2,038,000 in short-term investments at February 24, 2018. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

Inventories

Inventories are stated at lower of cost or net realizable value and include material, labor and manufacturing overhead. All inventories are valued using the FIFO (first-in, first-out) method of inventory valuation. The Company determines the need to write inventory down to the lower of cost or net realizable value via an analysis based on the usage of inventory over a three year period and projected usage based on current backlog.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company adopted this guidance on December 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 24, 2018 and November 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions lowered the corporate tax rate to 21%.

Our effective tax rate decreased from 32% for the three months ended February 25, 2017 to 20% for the three months ended February 24, 2018 due primarily to the enactment of the Tax Act on December 22, 2017.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts under ASC 740. In accordance with SAB 118, a company must reflect the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements.

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset.

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

Note 3 OTHER NEW ACCOUNTING PRONOUNCEMENTS

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 24, 2018 and November 30, 2017.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 24, 2018 and November 30, 2017.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 24, 2018 and February 25, 2017, the Company had no dilutive potential common stock.

Note 7 SHAREHOLDERS’ EQUITY

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017. The dividend was paid to shareholders on February 8, 2017.

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January, 10 2018. The dividend was paid to shareholders on February 8, 2018.

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

The Company’s core technology is microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

Results of Operations

	Three months ended
	2/24/2018	2/25/2017
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.0%	64.0%
Research and development	7.7%	11.3%
Selling, general & administrative expenses	29.5%	25.3%
Total cost and expenses	98.2%	100.6%

OPERATING INCOME	1.8%	(0.6)%

Other income	0.3%	0.1%

INCOME BEFORE TAXES	2.1%	(0.5)%

Provision for taxes	2.4%	0.2%

NET INCOME	(0.3)%	(0.3)%

Sales for the first quarter ended February 24, 2018 totaled $3,851,000. Sales for the first quarter decreased 1.5% or $57,000 below sales for the first quarter of 2018. Sales were 15% in the commercial market, 60% in the military market, and 25% in the space market in the first quarter of 2018 compared to 12% in the commercial market, 62% in the military market, and 26% in the space market for the same period of 2017.

One customer accounted for 16% of the Company’s sales for the first quarter of 2018 and two customers accounted for 11% and 10% of the Company’s sales for the first quarter of 2017.

Cost of goods sold for the first quarter of 2018 and 2017 totaled 61.0% and 64.0% of net sales, respectively. Cost of goods sold decreased $152,000 in the first quarter of 2018 as compared to 2017 due to product mix. Material cost of goods decreased by $128,000 and labor cost of goods sold decreased by $33,000.

Research and development cost decreased $143,000 for the first quarter of 2018 compared to the same period of 2017. The decrease was due to lower material and outside service cost. The research and development expenditures were associated with the continued development of power management products, optoelectronic products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2018 totaled 29.5% of net sales, compared to 25.3% for the same period in 2017. Selling, general and administrative expenses increased $145,000 in the first quarter of 2018 as compared to 2017. The majority of the increase was associated with the implementation of a new Enterprise Resource Planning system.

Income before taxes for the first fiscal quarter 2018 was $82,000, or 2.1% of net sales, compared to a loss of $20,000 in the first fiscal quarter of 2017.

Provisions for taxes increased $101,000 for the first quarter of 2018 compared to the same period in 2017. The increase was associated with the enactment of the Tax Act on December 22, 2017. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset. The estimated effective tax rate was 20% for the first quarter of 2018 and 32% for the first quarter of 2017.

Income for the first quarter of 2018 was a net loss of $12,000 compared to a net loss of $13,000 in the first quarter of 2017.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,643,000 as of February 24, 2018 compared to $9,388,000 on November 30, 2017, an increase of $255,000. The increase in cash and cash equivalents is attributable to $648,000 cash provided by operations, a payment of a cash dividend of $258,000, $128,000 invested in equipment and net payments for short-term investment of $7,000.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2018 totaled $3,652,000 compared to $2,595,000 for the comparable period of 2017. Backlog totaled $12,679,000 on February 24, 2018 compared to $15,787,000 as of February 25, 2017 and $12,864,000 on November 30, 2017. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 24, 2018 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 24, 2018.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                                The Company is not involved in any material current or pending legal proceedings

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 24, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2017.

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

MICROPAC INDUSTRIES, INC.

April 10, 2018	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 10, 2018	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer

