Form 10-Q
period 2018-05-26
MICROPAC INDUSTRIES INC
filed 2018-07-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2018

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

On July 9, 2018 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 26, 2018

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 26, 2018 (unaudited) and November 30, 2017
Condensed Statements of Operations for the three months ended May 26, 2018 and May 27, 2017 (unaudited)
Condensed Statements of Cash Flows for the three months ended May 26, 2018 and Mat 27, 2017 (unaudited)
Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS		05/26/18	11/30/17
		(Unaudited)

Cash and cash equivalents	$9,297		$9,388
Short-term investments	2,046		2,031
Receivables, net of allowance for doubtful accounts of $0 at May 26, 2018 and November 30, 2017	2,199		3,462
Inventories:
Raw materials and supplies	4,336		3,874
Work-in process	2,413		1,991
Total inventories	6,749		5,865
Prepaid income tax	356		227
Prepaid expenses and other assets	438		274
Total current assets	21,085		21,247
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518		1,518
Buildings	498		498
Facility improvements	1,109		1,109
Furniture and fixtures	942		938
Construction in process equipment	783		678
Machinery and equipment	8,622		8,492
Total property, plant, and equipment	13,472		13,233
Less accumulated depreciation	(9,583)		(9,429)
Net property, plant, and equipment	3,889		3,804
Deferred income taxes, net	125		203
Total assets	$25,099		$25,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$582		$372
Accrued compensation	539		704
Deferred revenue	71		392
Property taxes	46		86
Commission payable	44		113
Other accrued liabilities	25		27
Total current liabilities	1,307		1,694
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 26, 2018 and November 30, 2017	308		308
Additional paid-in capital	885		885
Treasury stock, 500,000 shares, at cost	(1,250)		(1,250)
Retained earnings	23,849		23,617
Total shareholders’ equity	23,792		23,560
Total liabilities and shareholders’ equity	$25,099		$25,254

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six months ended
	05/26/18	05/27/17	05/26/18	05/27/17

NET SALES	$4,989	$4,966	$8,841	$8,874

COST AND EXPENSES:

Cost of goods sold	(2,989)	(3,072)	(5,339)	(5,574)

Research and development	(353)	(452)	(650)	(892)

Selling, general & administrative expenses	(1,312)	(982)	(2,447)	(1,972)

Total cost and expenses	(4,654)	(4,506)	(8,436)	(8,438)

OPERATING INCOME	335	460	405	436

Other income	4	—	4	4
Interest income, net	18	3	30	2

INCOME BEFORE TAXES	$357	$463	$439	$442

Benefit (provision) for taxes	145	(148)	51	(141)

NET INCOME	$502	$315	$490	$301
NET INCOME PER SHARE, BASIC AND DILUTED	$0.19	$0.12	$0.19	$0.12

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	5/26/18	5/27/17
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$490	$301
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	154	143
Deferred tax	78	—
Changes in certain current assets and liabilities
Accounts receivable	1,263	(345)
Inventories	(884)	546
Prepaid expense and other current assets	(164)	(93)
Prepaid income taxes	(129)	126
Deferred revenue	(321)	(378)
Accounts payable	136	(98)
Accrued compensation	(165)	23
Other accrued liabilities	(111)	(41)

Net cash provided by operating activities	347	184

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,033	2,014
Purchase of short term investments	(2,048)	(2,020)
Additions to property, plant and equipment	(165)	(91)

Net cash used in investing activities	(180)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(91)	(171)

Cash and cash equivalents at beginning of period	9,388	10,012

Cash and cash equivalents at end of period	$9,297	$9,841

Supplemental Cash Flow Disclosure:

Cash paid for income taxes	$—	$16

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$74	$—

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 449 shareholders on May 26, 2018.

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 26, 2018, the results of operations for the three months and six months ended May 26, 2018 and May 27, 2017, and the cash flows for the six months ended May 26, 2018 and May 27, 2017. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the modified retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will be effective for the Company for fiscal year ending November 30, 2019 and the interim periods within the year.

Short-Term Investments

The Company has $2,046,000 in short-term investments at May 26, 2018. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 26, 2018 and November 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions lowered the corporate tax rate to 21%.

Our effective tax rate (benefit) was (12)% for the six months ended May 26, 2018 compared to 32% for the six months ended May 27, 2017 due primarily to the enactment of the Tax Act on December 22, 2017 and research and development tax credit filed on amended 2014 and 2015 federal tax returns.

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

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the six months ended May 26, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 26, 2018 and November 30, 2017.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 26, 2018 and November 30, 2017.

Note 5 COMMITMENTS

On April 23, 2018, the Company renewed the Loan Agreement with a Texas banking institution. The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended May 26, 2018 and February 25, 2017, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Six months ended
	5/26/2018	5/27/2017	5/26/2018	5/27/2017
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	59.9%	61.9%	60.4%	62.8%
Research and development	7.1%	9.1%	7.3%	10.1%
Selling, general & administrative expenses	26.3%	19.8%	27.7%	22.2%
Total cost and expenses	93.3%	90.8%	95.4%	95.1%

OPERATING INCOME BEFORE INTEREST	6.7%	9.2%	4.6%	4.9%
AND INCOME TAXES

Interest and other income	0.4%	0.1%	0.4%	0.1%

INCOME BEFORE TAXES	7.1%	9.3%	5.0%	5.0%

Benefit (provision) for taxes	3.0%	(3.0)%	0.5%	(1.6)%

NET INCOME	10.1%	6.3%	5.5%	3.4%

Sales for the three and six month periods ended May 26, 2018 totaled $4,989,000 and $8,841,000, respectively. Sales for the second quarter increased $23,000 above sales for the same period of 2017, while sales for the first six months of 2018 decreased $33,000 below the first six months of 2017. Sales were 16% in the commercial market, 61% in the military market, and 23% in the space market for the six months ended May 26, 2018 compared to 10% in the commercial market, 68% in the military market, and 22% in the space market for the six months ended May 27, 2017.

Two customers accounted for 13% and one customer accounted for 10% of the Company’s sales for the three months ended May 26, 2018 and three customers accounted for 13%, 12% and 10% of the Company’s sales for the six months ended May 26, 2018, while three customers accounted for 19%, 14% and 13% of the Company’s sales for the three months ended May 27, 2017, and three customers accounted for 17%, 13% and 11% of the Company’s sales for the six months ended May 27, 2017.

Cost of goods sold for the second quarters of 2018 and 2017 totaled 59.9% and 61.9% of net sales, respectively, while cost of goods sold for the six months ended May 26, 2018 and May 27, 2017 totaled 60.4% and 62.8% of net sales, respectively. In actual dollars, cost of goods sold decreased $83,000 in the second quarter of 2018 compared to the same period of 2017. Year to date cost of goods sold decreased $235,000 for the first six months of 2018 as compared to the same periods in 2017. The majority of the decrease is associated with a reduction in space level relays offset by an increase in several custom sensor and display products. With the reduction in space level product, material cost decreased $120,000 and labor related cost decreased $110,000.

Research and development expense decreased $99,000 for the second quarter of 2018 versus 2017 and decreased $242,000 for the first six months of 2018 compared to the same period of 2017. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The overall decrease was a reduction in new development cost on power management products. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2018 totaled 26.3% and 27.7% respectively of net sales compared to 19.8% and 22.2% for the same periods in 2017. In actual dollars, selling, general and administrative expense increased $330,000 for the second quarter and increased $475,000 for the first six months of 2018 compared to the same periods in 2017. The majority of the increase resulted from an increase in employee related cost with the addition of several employees, group insurance cost increase and cost associated with the implementation of a new enterprise resource planning system.

Provisions for taxes decreased $293,000 for the second quarter of 2018 and $192,000 for the first six months of 2018 compared to the same period in 2017. The estimated effective tax rate (benefit) was (12)% for 2018 and 32% for 2017. The decrease was associated with the enactment of the Tax Act on December 22, 2017. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset. In addition the Company filed amended 2014 and 2015 federal tax returns associated with research and development credits which resulted in a tax benefit for the three and six months ended May 26, 2018. The research and development credits on the amended returns was $233,000.

Net income increased $187,000 for the second quarter of 2018 versus 2017 and increased $189,000 for the first six months of 2018 compared to the same period of 2017. The increase was associated with the tax benefit related to 2014 and 2015 research and developments credits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,297,000 as of May 26, 2018 compared to $9,388,000 on November 30, 2016, a decrease of $91,000. The decrease in cash and cash equivalents is primarily attributable to a payment of a cash dividend of $258,000, and the investment of $165,000 in equipment offset by cash flow provided by operations of $347,000.

The Company expects to continue to generate adequate amounts of cash to meet its liquidity needs from the sale of products and services and the collection thereof for at least the next twelve months.

The one year specific advance loan for acquisitions with an aggregate amount not to exceed $7,500,000 in a single advance or in multiple advances was not renewed on April 22, 2017. The revolving credit loan in amounts not to exceed a total principal balance of $6,000,000 was renewed on April 23, 2018 for a two year term.

Outlook

New orders for year-to-date 2018 totaled $9,085,000 compared to $5,575,000 for 2017. The increase resulted from overall higher orders on all products.

Backlog totaled $13,109,000 on May 26, 2018 compared to $13,985,000 as of May 27, 2017 and $12,864,000 on November 30, 2017. The backlog represents a good mix of the company’s products and technologies with 20% in the commercial market, 65% in the military market, and 15% in the space market compared to 15% in the commercial market, 42% in the military market, and 43% in the space market on May 27, 2017.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $1,900,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 26, 2018 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 26, 2018.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended May 26, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2017.

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

MICROPAC INDUSTRIES, INC.

July 10, 2018	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 10, 2018	/s/ Patrick Cefalu
Date	Patrick Cefalu Chief Financial Officer

