Form 10-Q
period 2018-08-25
MICROPAC INDUSTRIES INC
filed 2018-10-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On October 8, 2018 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 25, 2018

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS
Condensed Balance Sheets as of August 25, 2018 (unaudited) and November 30, 2017
Condensed Statements of Operations for the three and nine months ended August 25, 2018 and August 26, 2017 (unaudited)
Condensed Statements of Cash Flows for the nine months ended August 25, 2018 and August 26, 2017 (unaudited)
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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

ASSETS

CURRENT ASSETS	08/25/18	11/30/17
	(Unaudited)
Cash and cash equivalents	$9,839	$9,388
Short-term investments	2,052	2,031
Receivables, net of allowance for doubtful accounts of $0 at August 25, 2018 and November 30, 2017	2,705	3,462
Inventories:
Raw materials and supplies	4,289	3,874
Work-in process	2,275	1,991
Total inventories	6,564	5,865
Prepaid income tax	487	227
Prepaid expenses and other assets	422	274
Total current assets	22,069	21,247
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	945	938
Construction in process equipment	597	678
Machinery and equipment	8,815	8,492
Total property, plant, and equipment	13,482	13,233
Less accumulated depreciation	(9,664)	(9,429)
Net property, plant, and equipment	3,818	3,804
Deferred income taxes, net	116	203
Total assets	$26,003	$25,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$613	$372
Accrued compensation	560	704
Deferred revenue	637	392
Property taxes	67	86
Commission payable	26	113
Other accrued liabilities	44	27
Total current liabilities	1,947	1,694
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 25, 2018 and November 30, 2017	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	24,113	23,617
Total shareholders’ equity	24,056	23,560
Total liabilities and shareholders’ equity	$26,003	$25,254

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months ended
	08/25/18	08/26/17	08/25/18	08/26/17
NET SALES	$5,002	$4,717	$13,842	$13,591
COST AND EXPENSES:
Cost of goods sold	(3,272)	(2,952)	(8,611)	(8,526)
Research and development	(314)	(413)	(963)	(1,305)
Selling, general & administrative expenses	(1,303)	(1,034)	(3,750)	(3,006)
Total cost and expenses	(4,899)	(4,399)	(13,324)	(12,837)
OPERATING INCOME	113	318	518	754
Other income	21	19	25	23
Interest income (expense), net	17	8	47	10
INCOME BEFORE TAXES	$151	$345	$590	$787
Benefit (provision) for taxes	113	32	163	(109)
NET INCOME	$264	$377	$753	$678
NET INCOME PER SHARE, BASIC AND DILUTED	$0.10	$0.15	$0.29	$0.26
DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10
WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	8/25/18	8/26/17
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$753	$678
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	236	217
Deferred tax expense	86	6
Changes in certain current assets and liabilities
Accounts receivable	757	190
Inventories	(699)	1,003
Prepaid expenses and other current assets	(147)	(108)
Prepaid income taxes	(259)	87
Deferred revenue	244	(859)
Accounts payable	241	(154)
Accrued compensation	(144)	56
Other accrued liabilities	(89)	(55)
Net cash provided by operating activities	979	1,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	4,082	4,036
Purchase of short term investments	(4,104)	(4,047)
Additions to property, plant and equipment	(248)	(407)
Net cash used in investing activities	(270)	(418)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Net cash used in financing activities	(258)	(258)
Net change in cash and cash equivalents	451	385
Cash and cash equivalents at beginning of period	9,388	10,012
Cash and cash equivalents at end of period	$9,839	$10,397
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$16	$17

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 445 shareholders on August 25, 2018.

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 25, 2018, the results of operations for the three months and nine months ended August 25, 2018 and August 26, 2017, and the cash flows for the nine months ended August 25, 2018 and August 26, 2017. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Short-Term Investments

The Company has $2,052,000 in short-term investments at August 25, 2018. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 25, 2018 and November 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions lowered the corporate tax rate to 21%.

Our effective tax rate (benefit) was (28)% for the nine months ended August 25, 2018 compared to 14% for the nine months ended August 26, 2017 due primarily to the enactment of the Tax Act on December 22, 2017 and research and development tax credit filed on amended 2014 and 2015 federal tax returns.

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

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the nine months ended August 25, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $52,000 to income tax expense and a corresponding reduction in the net deferred tax asset.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 25, 2018 and November 30, 2017.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 25, 2018 and November 30, 2017.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 25, 2018 and August 26, 2017, the Company had no dilutive potential common stock.

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

Results of Operations

	Three months ended		Nine months ended
	8/25/2018	8/26/2017	8/25/2018	8/26/2017
NET SALES	100.0%	100.0%	100.0%	100.0%
COST AND EXPENSES:
Cost of Goods Sold	65.4%	62.6%	62.2%	62.7%
Research and development	6.3%	8.8%	7.0%	9.6%
Selling, general & administrative expenses	26.0%	21.9%	27.1%	22.1%
Total cost and expenses	97.7%	93.3%	96.3%	94.4%
OPERATING INCOME BEFORE INTEREST	2.3%	6.7%	3.7%	5.6%
AND INCOME TAXES
Interest and other income	0.8%	0.6%	0.4%	0.2%
INCOME BEFORE TAXES	3.0%	7.3%	4.3%	5.8%
Benefit (provision) for taxes	2.3%	.7%	1.1%	(.8%)
NET INCOME	5.3%	8.0%	5.4%	5.0%

Sales for the three and nine month periods ended August 25, 2018 totaled $5,002,000 and $13,842,000, respectively. Sales for the third quarter increased 6% or $285,000 above sales for the same period of 2017, while sales for the first nine months of 2018 increased $251,000 above the first nine months of 2017. Sales were 16% in the commercial market, 64% in the military market, and 20% in the space market for the nine months ended August 25, 2018 compared to 10% in the commercial market, 65% in the military market, and 25% in the space market for the nine months ended August 26, 2017.

Two customers accounted for 14% and 10% of the Company’s sales for the three months ended August 25, 2018 and two customers accounted for 12% and 11% of the Company’s sales for the nine months ended August 25, 2018, while three customers accounted for 17%, 15% and 13% of the Company’s sales for the three months ended August 25, 2017 and three customers accounted for 17%, 13% and 12% of the Company’s sales for the nine months ended August 25, 2017.

Cost of goods sold for the third quarters of 2018 and 2017 totaled 65.4% and 62.6% of net sales, respectively, while cost of goods sold for the nine months ended August 25, 2018 and August 26, 2017 totaled 62.2% and 62.7% of net sales, respectively. In actual dollars, cost of goods sold increased $320,000 in the third quarter of 2018 compared to the same period of 2017. Year to date cost of goods sold increased $85,000 for the first nine months of 2018 as compared to the same periods in 2017. The increase in the third quarter is associated non-recurring engineering cost supporting customer funded projects.

Research and development expense decreased $99,000 for the third quarter of 2018 versus 2017 and decreased $342,000 for the first nine months of 2018 compared to the same period of 2017. The decrease in research and development expense is associated with an increase in non-recurring engineering customer funded projects during 2018. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities. The Company had non-recurring customer funded sales of $1,141,000 and cost of goods sold of $751,000 for the first nine months of 2018 compared to sales of $542,000 and cost of goods sold of $518,000 for the same period on 2017.

Selling, general and administrative expense for the third quarter and first nine months of 2018 totaled 26.0% and 27.1% respectively of net sales compared to 21.9% and 22.2% for the same periods in 2017. In actual dollars, selling, general and administrative expense increased $269,000 for the third quarter and increased $744,000 for the first nine months of 2018 compared to the same periods in 2017. The increase is associated with $345,000 in consulting expense with the implementation of a new ERP system, $126,000 in consulting expenses for the research and development tax credit study, $72,000 in additional commission expenses, and an increase of $260,000 in additional sales and marketing expenses with the addition of outside sales staff.

Provisions for taxes benefit decreased $81,000 for the third quarter of 2018 and the provision for tax expense decreased $272,000 for the first nine months of 2018 compared to the same period in 2017. The estimated effective tax rate was (28)% for 2018 and 14% for 2017. During 2017, the Company had a Research and Development tax credit study performed for fiscal 2013, 2014, 2015, and 2016 by a third party with tax year 2012 and 2015 completed in the third quarter of 2017. The Company filed an amended tax return for 2012 reflecting a R&D tax credits of approximately $77,000. In addition, the Company had a $66,000 R&D tax credit on the tax return for 2015 (fiscal year 2016) filed in 2017. The Company filed an amended tax return for 2013 and 2014 reflecting a R&D tax credits of $222,963 in 2018.

Net income decreased $113,000 for the third quarter of 2018 versus 2017 and increased $75,000 for the first nine months of 2018 compared to the same period of 2017.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9,839,000 as of August 25, 2018 compared to $9,388,000 on November 30, 2017, an increase of $451,000. The increase in cash and cash equivalents is primarily attributable to a cash flow from operations of $979,000 offset by the payment of a cash dividend of $258,000 and the investment of $248,000 in equipment.

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

Outlook

New orders for year-to-date 2018 totaled $17,552,000 compared to $8,412,000 for 2017. The increase resulted from higher orders on various standard solid state relay products totaling $5,770,000 and an increase of several custom sensor and display orders totaling $3,400,000. The lower new orders in 2017 was primarily due to the de-booking of one large international order for solid state power products. This order was originally booked in November 2015 for $2,836,550. This order was removed from the backlog as a result of not receiving the down payment required to start the fabrication along with the uncertainties of the international market. As a result, no cost were incurred for this order.

Backlog totaled $16,575,000 on August 25, 2018 compared to $11,924,000 as of August 26, 2017 and $12,864,000 on November 30, 2017. The backlog represents a good mix of the company’s products and technologies with 18% in the commercial market, 65% in the military market, and 17% in the space market compared to 17% in the commercial market, 54% in the military market, and 29% in the space market on August 26, 2017.

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

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands. Approximately $2,600,000 of the Company’s backlog is dependent on these semiconductors.

The Company disclaims any responsibility to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 25, 2018 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
(b)	Changes in internal controls .
There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 25, 2018.

PART II - OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS
The Company is not involved in any material current or pending legal proceedings.
ITEM 1A		RISK FACTORS
Information about risk factors for the three months and nine months ended August 25, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2017.
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

MICROPAC INDUSTRIES, INC.

October 9, 2018                                                                                                               Mark King

Date                                                                                                                                   Chief Executive Officer

October 9, 2018                                                                                                               Patrick Cefalu

Date                                                                                                                                   Chief Financial Officer