Form 10-K
period 2018-11-30
MICROPAC INDUSTRIES INC
filed 2019-02-05
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C.20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 26, 2018 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,322,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 5, 2019 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 8, 2019 is incorporated by reference in Part III to the extent described therein.

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

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100C. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 445 shareholders on November 30, 2018.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 44% of the Company’s sales for the fiscal year ended November 30, 2018, and were 41% for fiscal 2017. Standard components and assemblies accounted for approximately 56% of the Company’s sales for the fiscal year ended November 30, 2018, and were 59% for fiscal 2017.

The Company provides power management and controls, sensors and displays, and optocouplers products, to include components and assemblies that offers a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The power management and controls technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 26% of the Company’s business in 2018 compared to 41% in 2017. Sensors and displays accounted for 48% of the Company’s business and the optocouplers product accounted for 26% of the Company’s business in 2018, compared to 33% and 26% in 2017, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigation systems, control circuitry, power supplies, laser positioning
•	Medical – optoelectronic sensors and electronics
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment, robotics

The Company has two patents. The Company has no licenses, franchises or labor contracts. The Company’s trademark “Mii” is registered with the U.S. Patent and Trademark Office.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges. The Company is not aware of any violations of export control regulations or similar applicable government regulations.

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

In 2018, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,271,000 ($1,704,000 in 2017). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,001,000 in non-recurring engineering revenue with $1,530,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 10% of the sales for fiscal year 2018 (20% in 2017) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $5,396,000 in 2018 compared to $5,433,000 in 2017, or 26% and 28% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 62% of the Company’s revenues in 2018 compared to 60% in 2017.

The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United Technologies, Raytheon, Boeing and L-3. Three customers accounted for 14%, 13% and 10% of the Company’s sales during 2018 and three customers accounted for 16%, 13% and 10% of the Company’s sales in 2017.

BACKLOG

At November 30, 2018, the Company had a backlog of unfilled orders totaling approximately $17,132,000 compared to approximately $12,864,000 at November 30, 2017. The Company expects to complete and ship the majority of its November 30, 2018 backlog during fiscal 2019.

EMPLOYEES

At November 30, 2018, the Company had 123 full-time employees (compared to 119 at November 30, 2017), of which 14 were executive and managerial employees, 29 were engineers and quality-control personnel, 14 were clerical and administrative employees, and 66 were production personnel. None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 47 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company’s primary competitors are Anaren, Avago, Cobham, and International Rectifier.

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

Some of the Company’s primary suppliers are NTK Technologies, Cirexx International, Schott, Semi-Dice, Micross Components, and Materion Advanced Materials.

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

Availability of public shares for purchase and sale

A small number of shares are available for public purchase and sale. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

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

Cybersecurity risks

Cybersecurity risks and attacks continue to grow. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, threats to information technology infrastructure, denial-of-service attacks on websites, attempts to gain unauthorized access to data, and other breaches. Data breaches can originate with authorized or unauthorized persons. Authorized persons could inadvertently or intentionally release confidential or proprietary information, and recipients could misuse data. Such events could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

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

Environmental regulations

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

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 62% of the Company’s revenues in 2018 compared to 60% in 2017. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United

Technologies, Raytheon, Boeing and L-3. The Company’s top 10 customers accounted for 49% of the Company’s sales during 2018 and 49% of the Company’s sales during 2017.

Reductions or changes in U.S. government spending

The loss or significant reduction of a U.S. government or NASA program in which our major customers participate could adversely affect our business. U.S. government contracts generally are conditioned on the continuing availability of Congressional appropriations. Congress usually appropriates funds for on-going programs on a fiscal year basis even though contract performance may extend over many years. At the beginning of a major program, the contract is often only partially funded, and additional monies are committed only as Congress makes appropriations in future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Key programs in which our customers participate must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. government program may be influenced by general economic conditions, political considerations and other factors. A decline in support and funding for programs in which our customers participate could result in contract terminations, delays in contract awards, failure to extend contracts, cancellation of planned procurements and fewer new business opportunities for our customers. Our business may be adversely affected as a result of changes or reductions in U.S. government or NASA spending.

Government policy

The Company could be adversely affected by changes in laws and regulations made by U.S. and non-U.S. governments and agencies dealing with foreign shipments. Changes in trade agreements or taxes on imports or exports could adversely affect our operations or financial condition.

Sales of our products internationally are subject to government regulations, including export control regulations of the U.S. Department of State and Department of Commerce. Changes in these regulations could adversely affect our business. Violation of these regulations by the Company could result in monetary penalties and denial of export privileges.

The Company is subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, have a material adverse effect on our business, our financial condition and our results of operations and otherwise have a negative impact on the Company and its reputation.

Product liability claims

The use of the Company’s products in commercial or government applications may subject the Company to product liability claims. Although the Company has not experienced any significant product liability claims, the sale of any product may provide risk of such claims. Product liability claims brought against the Company could have a material adverse effect on the Company’s operating results and financial condition.

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

Market Information, Holders and Dividends

On February 5, 2019, there were 445 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2018	PRICE	PRICE
Fourth Quarter	$8.50	$7.50
Third Quarter	$8.49	$7.70
Second Quarter	$9.00	$7.90
First Quarter	$8.60	$7.25

Fiscal Year Ended November 30, 2017
Fourth Quarter	$7.75	$7.00
Third Quarter	$8.30	$7.50
Second Quarter	$8.75	$8.20
First Quarter	$9.00	$8.40

The market price of a share of the common stock as of January 31, 2019, the latest practical date, was $9.10.

During the three month period ended November 30, 2018, approximately 37,200 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $8.50 to $7.50 per share. For the two year period ending November 30, 2018, approximately 109,400 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $7.00 to a high of $9.00. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017. The dividend was paid to shareholders on February 8, 2017.

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2018. The dividend was paid to shareholders on February 8, 2018.

On December 11, 2018, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 9, 2019. The dividend will be paid to shareholders on or about February 8, 2019.

Securities Issued under Equity Compensation Plan

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/18	11/30/17

Net Sales	100.0%	100.0%

Cost of sales	62.0%	61.8%
Research and Development	6.1%	8.6%
Selling, General, and Administrative	25.6%	21.5%
Cost & Expenses	93.7%	91.9%

Operating Income	6.3%	8.1%

Other income and interest income net	0.5%	0.4%

Income before Income Taxes	6.8%	8.5%

Provision for taxes	(0.1)%	1.4%

Net Income	6.9%	7.4%

The Company designs, manufactures and distributes various types of microelectronic circuits, solid state relays, power controllers, and optoelectronic components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100C. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

Company sales totaled $20,967,000 resulting in an increase of $1,242,000 from 2017. The increase was associated with an increase in customer funded non-recurring engineering from several customers, an increase in a custom product offset by a decrease in sales of space level power products.

At November 30, 2018, the Company had a backlog of unfilled orders totaling approximately $17,132,000 compared to approximately $12,864,000 at November 30, 2017 with an increase in bookings of power product standard relays and a debooking of orders in 2017 explained below. The Company expects to complete and ship the majority of its November 30, 2018 backlog during fiscal 2019.

New orders for fiscal year 2018 totaled $25,532,000 compared to $15,506,000 for fiscal 2017. Approximately $9,324,000 of the new orders received in 2018 was delivered to customers in 2018, along with approximately $11,617,000 of the Company’s $12,864,000 backlog of orders at November 30, 2017 resulting in revenue of $20,941,000. In addition, the Company had freight revenue and a net decrease in customer returns allowances of $26,000 for total revenue of $20,967,000 in 2018. The new orders for fiscal year 2017 consist of $18,343,000 of new orders minus $2,837,000 which was debooked for an order booked in 2015 due to the start delay from one international customer.

Cost of sales, as a percentage of net sales, was 62.0% in 2018 compared to 61.8% in 2017. In actual dollars, cost of sales increased $825,000 for 2018 versus 2017 with an increase in both material and overhead cost due to higher sales.

In 2018, the Company’s investments in technology through research and development, which was expensed, totaled approximately $1,271,000 ($1,704,000 in 2017). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvements associated with the Company’s space level and other high reliability programs. In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,001,000 in non-recurring engineering revenue with $1,530,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 25.6% of net sales in 2018 compared to 21.5% in 2017. In dollars expensed, selling, general and administrative expenses totaled $5,384,000 in 2018 as compared to $4,245,000 in 2017, an increase or $1,139,000. The company had consulting fees of $650,000 associated with the implementation of a new ERP system, an increase in commission expense of $80,000 and higher sales and marketing cost with an increase in outside sales employees.

Other income and net interest income for fiscal 2018 totaled $111,000 compared to $77,000 for fiscal 2017.

Income before taxes for fiscal 2018 was approximately $1,422,000, or 6.8% of net sales, compared to $1,677,000, or 8.5% of net sales in fiscal 2017.

Provisions for income tax for fiscal 2018 totaled $(19,000) compared to $271,000 for fiscal 2017. The Company’s effective income tax rate was (1.3)% for the year ended November 30, 2018 and 16% for the year ended November 30, 2017. The decrease in the effective rate is associated with a R&D tax credit of $390,000 offset by a $52,000 change related to the change in tax law in 2018.

Net income totaled approximately $1,441,000 or $0.56 per share in 2018 versus 2017 net income of $1,406,000 or $0.55 per share.

Liquidity and Capital Resources

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

The Company provided $1,674,000 of cash from operating activities in 2018 compared to the $1,549,000 of cash provided by operating activities in 2017. The increase in net cash provided by operations is due to higher revenues in 2018. The Company used $293,000 in cash for investment in additional manufacturing equipment in 2018 compared to $460,000 in 2017. In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000 in 2017. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center in the future.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2018, the Company had $10,483,000 in cash and cash equivalents compared to $9,388,000 in cash and cash equivalents on November 30, 2017. The Company held $2,058,000 in short term investments at November 30, 2018 and $2,031,000 at November 30, 2017. The Company anticipates that it will use some of this cash for the construction of a new manufacturing center. In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2018 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2018.

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

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective transition method. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year.

Based on a review of its customer contracts, the Company has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with the Company’s historical revenue recognition model.   For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, ASU No. 2014-09 will require the Company to recognize revenue using an over-time recognition model as opposed to the Company’s current policy of recognizing revenue at the time of shipment.

Effective as of the beginning of the first quarter of fiscal 2019, we will adopt ASU No. 2014-09 using the modified retrospective method and recognize a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the ongoing impact to net sales and net income is not expected to be material to our results of operations, the future impact of ASU No. 2014-09 is dependent on the mix and nature of specific customer contracts.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from General Accepted Accounting Principles (GAAP) the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company adopted this guidance on December 1, 2017 and the adoption did not have a material impact on its financial statements.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2018 and 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

12	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

13	Balance Sheets as of November 30, 2018 and 2017

14	Statements of Income for the years ended November 30, 2018 and 2017

15	Statements of Shareholders’ Equity for the years ended November 30, 2018 and 2017

16	Statements of Cash Flows for the years ended November 30, 2018 and 2017

17-21	Notes to Financial Statements as of and for the years ended November 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2018 and 2017, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

/s/ Whitley Penn LLP
Whitley Penn LLP

Dallas, Texas
February 5, 2019

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2018 AND 2017

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2018	2017

Cash and cash equivalents	$10,483	$9,388
Short-term investments	2,058	2,031
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2018 and 2017	3,772	3,462
Inventories:
Raw materials and supplies	4,593	3,874
Work-in process	1,985	1,991
Total inventories	6,578	5,865
Prepaid income tax	407	227
Prepaid expenses and other assets	511	274
Total current assets	23,809	21,247

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	953	938
Construction in process equipment	607	678
Machinery and equipment	8,841	8,492
Total property, plant, and equipment	13,526	13,233
Less accumulated depreciation	(9,746)	(9,429)
Net property, plant, and equipment	3,780	3,804

Deferred income taxes	57	203
Total assets	$27,646	$25,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$707	$372
Accrued compensation	747	704
Deferred revenue	1,238	392
Property taxes	88	86
Other accrued liabilities	123	140
Total current liabilities	2,903	1,694

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30, 2018 and November 30, 2017	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	24,800	23,617

Total shareholders’ equity	24,743	23,560

Total liabilities and shareholders’ equity	$27,646	$25,254

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Dollars in thousands except share and per share data)

	2018	2017
NET SALES	$20,967	$19,725

COST AND EXPENSES:
Cost of goods sold	13,001	12,176
Research and development	1,271	1,704
Selling, general & administrative expenses	5,384	4,245

Total cost and expenses	19,656	18,125

OPERATING INCOME	1,312	1,600

Other income	44	58
Interest income, net	67	19

INCOME BEFORE INCOME TAXES	1,422	1,677

PROVISION FOR INCOME TAXES
Current	(165)	201
Deferred	146	70
Total tax expense (benefit) provision	(19)	271

NET INCOME	$1,441	$1,406

NET INCOME PER SHARE, BASIC AND DILUTED	$0.56	$0.55

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

Balance, November 30, 2016	$308	$885	$(1,250)	$22,469	$22,412
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	1,406	1,406
Balance, November 30, 2017	308	855	(1,250)	23,617	23,560
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	1,441	1,441
Balance, November 30, 2018	$308	$855	$(1,250)	$24,800	$24,473

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$1,441	$1,406
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	319	293
Deferred tax expense	146	70
Changes in certain current assets and liabilities:
Increase in accounts receivable	(310)	(1,285)
(Increase) decrease in inventories	(713)	1,752
Increase in prepaid expenses and other assets	(237)	(122)
Decrease (increase) decrease in prepaid income taxes	(203)	288
Increase (decrease) in deferred revenue	846	(890)
Increase (decrease) in accounts payable	335	(253)
Increase in accrued compensation	43	250
Increase in income taxes payable	23	5
(Decrease) increase in all other accrued liabilities	(16)	35

Net cash provided by operating activities	1,674	1,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short term investments	4,082	4,036
Purchase of short term investments	(4,110)	(4,053)
Additions to property, plant and equipment	(293)	(1,898)

Net cash used in investing activities	(321)	(1,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net increase (decrease) in cash and cash equivalents	1,095	(624)

Cash and cash equivalents at beginning of period	9,388	10,012

Cash and cash equivalents at end of period	$10,483	$9,388

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$16	$17

Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$ -	$ 12

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 AND 2017

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified restrospective transition method. On July 9, 2015, the FASB agreed to defer the effective date to annual reporting periods beginning after December 15, 2017 and the interim periods within that year.

Based on a review of its customer contracts, the Company has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with the Company’s historical revenue recognition model.   For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, ASU No. 2014-09 will require the Company to recognize revenue using an over-time recognition model as opposed to the Company’s current policy of recognizing revenue at the time of shipment.

Effective as of the beginning of the first quarter of fiscal 2019, we will adopt ASU No. 2014-09 using the modified retrospective method and recognize a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the ongoing impact to net sales and net income is not expected to be material to our results of operations, the future impact of ASU No. 2014-09 is dependent on the mix and nature of specific customer contracts.

Short-Term Investments

The Company has $2,058,000 and $2,031,000 in short-term investments at November 30, 2018 and 2017, respectively. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company adopted this guidance on December 1, 2017 and the adoption did not have a material impact on its financial statements.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2018 and 2017.

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

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the twelve months ended November 30, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $52,000 to income tax expense and a corresponding reduction in the net deferred tax asset.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings.......................................................................................................................................................................... 15

Facility improvements................................................................................................................................................ 8-15

Machinery and equipment......................................................................................................................................... 5-10

Furniture and fixtures.................................................................................................................................................... 5-8

The Company assesses long-lived assets for impairment in accordance with Financial Accounting Standards Board FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2018 and 2017, the Company had no dilutive potential common stock.

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

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2018 and 2017.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2018 and 2017.

4.	NOTES PAYABLE TO BANKS:

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

Warranty expense was approximately $85,000 and $49,000 in 2018 and 2017, respectively.

6.	LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2018 and 2017 was $50,000 and $50,000 respectively.

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

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $325,000 in 2018 and $292,000 in 2017. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

8.	INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2018	2017
Current Provision:
Federal	$(202,000)	$171,000
State	37,000	30,000
	(165,000)	201,000

Deferred federal tax expense	146,000	70,000

Total	$(19,000)	$271,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2018	2017
Tax at statutory rate	$299,000	$570,000
State income taxes, net of federal benefit	30,000	20,000
Section 199 Adjustment	(32,000)	(45,000)
Research and Development Tax Credit	(390,000)	(279,000)
Tax law change	52,000	-
Permanent differences and other	22,000	5,000

Income tax provision (benefit)	$(19,000)	$271,000

The components of deferred tax assets and liabilities were as follows:

	2018	2017
Deferred tax assets (liabilities)
Inventory	$215,000	$432,000
Deferred revenue, sales returns and waranty	5,000	55,000
Other accrued liabilities	96,000	83,000
Depreciation	(259,000)	(367,000)
Net deferred assets	$57,000	$203,000

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

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 62% of the Company’s revenues in 2018 compared to 60% in 2017. The Company’s major customers are Lockheed Martin, Northrop Grumman, Rockwell Collins, United

Technologies, Raytheon, Boeing and L-3. The Company’s top 10 customers accounted for 49% of the Company’s sales during 2018 and 49% of the Company’s sales during 2017. Three customers accounted for 32%, 12% and 10% of the accounts receivable balance as of November 30, 2018.

10.	SHAREHOLDERS' EQUITY:

On December 13, 2016, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2017. The dividend was paid to shareholders on February 8, 2017.

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a special dividend of $0.10 per share for shareholders of record as of January, 10 2018. The dividend was be paid to shareholders on February 9, 2018.

11.	SUBSEQUENT EVENTS:

On December 11, 2018, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 9, 2019. The dividend will be paid to shareholders on or about February 8, 2019.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2018, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2018 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2018.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders, as set forth below. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 09, 2019.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	64	CEO, President and Member
		of Audit Committee and
		Chairman of the Board	October 2005

Heinz-Werner Hempel	90	Director and Member of
		Audit Committee	February 1997

Eugene Robinson	79	Director and Member of
		Audit Committee	October 2008

Richard K. Hoesterey	76	Secretary, Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	66	Director and Member of
		Audit Committee	October 2015

Gerald Tobey	65	Director and Member of
		Audit Committee	June 2017

Patrick S. Cefalu	61	CFO, Executive Vice President	N/A

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

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2018. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2018. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Robinson, Mr. Hoesterey, Ms. Dittrich and Mr. Tobey. The Directors attended all of the meetings excluding Mr. Hempel who was unable to attend any of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2018. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2018. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2018
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$—	$—	—	$—
Richard K. Hoesterey	$17,500	$3,000	—	$20,500
Eugene Robinson	$17,500	$3,000	—	$20,500
Christine Dittrich	$17,500	$3,000	—	$20,500
Gerald Tobey	$17,500	$3,000	—	$20,500

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2018, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2018, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2019 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2018, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2018.

Annual Compensation
Name and Principal Position	Year	Annual Salary	Bonus	All Other Compensation (a)	Total

Mark King,	2018	$283,706	$14,000	$34,603	$334,309
President and	2017	$270,093	$0	$33,600	$303,693
Chief Executive Officer (1)	2016	$265,307	$17,500	$28,441	$311,248

Patrick Cefalu,	2018	$178,358	$14,000	$29,595	$228,178
Vice President and	2017	$159,033	$0	$24,507	$183,510
Chief Executive Officer	2016	$156,229	$17,500	$16,450	$190,179

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2018 Mr. King and Mr. Cefalu received a bonus payment of $14,000.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2018, the Company paid $11,829 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2018, the Company made contributions to the Plan for Mr. King in the amount of $15,900 and for Mr. Cefalu in the amount of $11,225 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2018.

During the fiscal year ended November 30, 2018, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $6,874 and $6,541, respectively.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)

Stanley Kesselman	178,646	6.9%
c/o Maxim Group
405 Lexington Avenue, 2nd Floor
New York, NY

Patrick Cefalu	0	0%

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

Mark King (3)	14,100	Less than 0.6%

Richard K. Hoesterey (3)	0	0%

Eugene Robinson (3)	0	0%

Christine Dittrich (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors as a group	1,966,677	76.3%
(7 Persons)

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed, other than Stanley Kesselman, is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2018 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2018.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2018 and November 30, 2017, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $129,000 and $123,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $27,000 in 2018, and $26,000 in 2017.

ALL OTHER FEES

Whitley Penn LLP did not provide any other services.

The Audit Committee requests that the Principal Accounting Firm provide the committee with the anticipated charges of all accounting and tax related services to be performed in advance of performing such services. The Audit Committee approves all services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 16.	Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPAC INDUSTRIES, INC.

	By:	/s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated: 02/05/2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/05/2019.

/s/ Mark King
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Richard Hoesterey	/s/ Eugene Robinson
Richard Hoesterey, Director	Eugene Robinson, Director

/s/ Christine Dittrich	/s/ Gerald Tobey
Christine Dittrich, Director	Gerald Tobey, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2018

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

