Form 10-Q
period 2019-02-23
MICROPAC INDUSTRIES INC
filed 2019-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2019

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas 75040

(Address of Principal Executive Office) (Zip Code)

Registrant’s Telephone Number, including Area Code (972) 272-3571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 8, 2019 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 23, 2019

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 23, 2019 (unaudited) and November 30, 2018

Condensed Statements of Operations for the three months ended February 23, 2019 and

February 24, 2018 (unaudited)

Condensed Statements of Cash Flows for the three months ended February 23, 2019 and

February 24, 2018 (unaudited)

Statements of Shareholders’ Equity for the three months ended February 23, 2019 and

February 24, 2018 (unaudited)

Notes to Condensed Financial Statements (unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A - RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS	02/23/19	02/24/18
	(Unaudited)
Cash and cash equivalents	$10,763	$10,483
Short-term investments	2,065	2,058
Receivables, net of allowance for doubtful accounts of $0 at February 23, 2019 and November 30, 2018	2,451	3,772
Contract Assets	283	—
Inventories:
Raw materials and supplies	4,548	4,593
Work-in process	2,353	1,985
Total inventories	6,901	6,578
Prepaid income tax	445	407
Prepaid expenses and other assets	303	511
Total current assets	23,211	23,809

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	953	953
Construction in process equipment	607	607
Machinery and equipment	8,888	8,841
Total property, plant, and equipment	13,573	13,526
Less accumulated depreciation	(9,839)	(9,746)
Net property, plant, and equipment	3,734	3,780

Deferred income taxes, net	42	57
Total assets	$26,987	$27,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$774	$707
Accrued compensation	492	747
Deferred revenue	1,325	1,238
Property taxes	24	88
Other accrued liabilities	26	123
Total current liabilities	2,641	2,903
Commitments

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 23, 2019 and November 30, 2018	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	24,403	24,800

Total shareholders’ equity	24,346	24,743

Total liabilities and shareholders’ equity	$26,987	$27,646

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	02/23/19	02/24/18

NET SALES	$3,805	$3,851

COST AND EXPENSES:

Cost of goods sold	(2,347)	(2,350)

Research and development	(390)	(297)

Selling, general & administrative expenses	(1,317)	(1,134)

Total cost and expenses	(4,054)	(3,781)

OPERATING INCOME (LOSS)	(249)	70

Other income, net	23	12

INCOME (LOSS) BEFORE TAXES	(226)	82

(Provision) benefit for taxes	32	(94)

NET LOSS	$(194)	$(12)
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.01)

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

$
	Three months ended
CASH FLOWS FROM OPERATING ACTIVITES:	2/23/19	2/24/18
Net loss	$(194)	$(12)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	93	76
Deferred tax	—	77
Changes in certain current assets and liabilities
Accounts receivable	1,321	1,376
Contract Assets	(40)	-
Inventories	(496)	(684)
Prepaid expense and other current assets	208	18
Prepaid income taxes	(36)	18
Deferred revenue	87	(143)
Accounts payable	67	323
Accrued compensation	(255)	(267)
Other accrued liabilities	(162)	(134)

Net cash provided by operating activities	593	648

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,061	2,033
Purchase of short term investments	(2,068)	(2,040)
Additions to property, plant and equipment	(48)	(128)

Net cash used in investing activities	(55)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	280	255

Cash and cash equivalents at beginning of period	10,483	9,388

Cash and cash equivalents at end of period	$10,763	$9,643
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$5	$1
Supplemental Non Cash Flow Disclosure:
Accrued additions to equipment	$-	$17

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 23, 2019 AND FEBRUARY 24, 2018

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2017	$308	$885	$(1250)	$23,617	$23,560

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(12)	(12)

BALANCE, February 24, 2018	$308	$885	$(1,250)	$23,347	$23,290

BALANCE, November 30, 2018	$308	$885	$(1250)	$24,800	$24,743
Impact of change in accounting policy	—	—	—	55	55

Dividend	—	—	—	(258)	(258)
Net loss				(194)	(194)

BALANCE, February 23, 2019	$308	$885	$(1,250)	$24,403	$24,346

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 445 shareholders on February 23, 2019.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 23, 2019, the results of operations and cash flows for the three months ended February 23, 2019 and February 24, 2018. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2018 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The ASU replaces most existing revenue recognition guidance in the United States. The standard permits the use of either the full retrospective or modified retrospective transition method.

Based on a review of its customer contracts, the Company has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with the Company’s historical revenue recognition model.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, the Company applied the following steps:

1. Identify the contract(s) with a customer.

The Company designs, manufactures and distributes various types of microelectronic circuits, optoelectronics, and sensors and displays. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s revenues are from contracts and/or purchase orders associated with manufacture of products with customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

2. Identify the performance obligations in the contract.

The majority of the Company’s purchase orders or contracts with customers contain a single performance obligation, the sale of products. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. The Company receives purchase orders for products to be delivered over multiple dates that may extend across reporting periods. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. The Company accounting policy treats shipping and handling activities as a fulfillment cost.

3. Determine the transaction price.

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer at a fixed price per unit shipped based on the terms of the contract or purchase order with the customer.

4. Allocate the transaction price to the performance obligations in the contract.

The Company transaction price is the fixed price per unit per each delivery upon shipment.

5. Recognize revenue when (or as) the Company satisfies a performance obligation.

The Company invoices for each delivery upon shipment and recognizes revenues at the fixed price for each distinct product delivered when transfer of control has occurred.

For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, ASU No. 2014-09 will require the Company to recognize revenue using an over-time recognition model as opposed to recognizing revenue at the time of shipment. The Company recognizes this revenue at work in process cost plus a margin at the end of each period and records a contract asset (unbilled receivable). The majority of these products are shipped weekly and monthly to the customer. In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligation is determined and revenue recognized upon terms and conditions of the contract from the customer.

Effective as of the beginning of the first quarter of fiscal 2019, we adopted ASU No. 2014-09 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the impact to net sales and net income was not material to our results of operations, the future impact of ASU No. 2014-09 is dependent on the mix and nature of specific customer contracts.

Upon adoption, we recognized an increase in retained earnings of $55,000. The details of the adjustment to retained earnings upon adoption as well as the effects of the balance sheet are as follows:

	Balance at		Balance at
Assets	November 30, 2018	Adjustment due to Topic 606	December 1, 2018
Contract assets	$0	$242	$242
Work in process	$1,985	($173)	$1,812
Deferred income tax net	$57	($15)	$42
Shareholder equity
Retained Earnings	$24,800	$55	$24,855

The following table summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Statement of Operations for the 13-week period ended February 23, 2019.

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$3,805	$3,522	($283)
Cost of goods sold	($2,347)	($2,128)	$219
(Loss) Income before taxes	($226)	($290)	($64)
Income tax	$32	$44	($12)
Net Income (loss)	($194)	($246)	$52

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	2/23/2019	2/24/2018
Microcircuits	$882	$865
Optoeletronics	1,249	1,167
Sensors and Displays	1,674	1,819
	$3,805	$3,851

Timing of revenue recognition
Transferred at a point in time	$3,522	$3,851
Transferred over time	283	0
Total Revenue	$3,805	$3,851

Deferred Revenue represents advance payments from customers and will be recognized as revenue when the performance obligations are met per the terms of the contract.

Contract costs

The Company does not have incremental costs to obtain a contract in the form of sales commissions or bonuses. The Company incurs other immaterial costs to obtain and fulfill a contract; however, the Company has elected the practical expedient under ASC 340-40-24-4 to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less

Short-Term Investments

The Company has $2,065,000 in short-term investments at February 23, 2019 Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 23, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into United States tax law, which among other provisions lowered the corporate tax rate to 21%.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings....................................................................................................................................................15

Facility improvements......................................................................................................................... 8-15

Machinery and equipment................................................................................................................. 5-10

Furniture and fixtures ...........................................................................................................................5-8

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 23, 2019 and November 30, 2018.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 23, 2019 and November 30, 2018.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 23, 2019 and February 24, 2018, the Company had no dilutive potential common stock instruments.

Note 7 SHAREHOLDERS’ EQUITY

On December 12, 2017, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2018. The dividend was paid to shareholders on February 8, 2018.

On December 11, 2018, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 9, 2019. The dividend was paid to shareholders on February 8, 2019.

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

Results of Operations

	Three months ended
	2/23/2019	2/24/2018
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.7%	61.0%
Research and development	10.2%	7.7%
Selling, general & administrative expenses	34.6%	29.5%
Total cost and expenses	106.5%	98.2%

OPERATING INCOME	(6.5)%	1.8%

Other income	0.6%	0.3%

INCOME BEFORE TAXES	(5.9)%	2.1%

Provision (benefit) for taxes	(0.8%)	2.4%

NET LOSS	(5.1)%	(0.3)%

Sales for the first quarter ended February 23, 2019 totaled $3,805,000. Sales for the first quarter decreased 1.2% or $46,000 below sales for the first quarter of 2018.

Three customers accounted for 17%, 11% and 10% of the Company’s sales for the first quarter of 2019 and one customer accounted for 16% of the Company’s sales for the first quarter of 2018.

Cost of goods sold for the first quarter of 2019 and 2018 totaled 61.7% and 61.0% of net sales, respectively. Cost of goods sold decreased $3,000 in the first quarter of 2019 as compared to 2018.

Research and development cost increased $93,000 for the first quarter of 2019 compared to the same period of 2018. The research and development expenditures were associated with the continued development of power management products, optoelectronic products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2019 totaled 34.6% of net sales, compared to 29.5% for the same period in 2018. Selling, general and administrative expenses increased $183,000 in the first quarter of 2019 as compared to 2018. The majority of the increase was associated with the implementation of a new Enterprise Resource Planning system.

Provisions for taxes decreased $126,000 for the first quarter of 2019 compared to the same period in 2018. The decrease was associated with the enactment of the Tax Act on December 22, 2017. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset. The estimated effective tax rate was 14% for the first quarter of 2019 and 20% for the first quarter of 2018 excluding the $77,000 impact of the Tax Act.

Income for the first quarter of 2019 was a net loss of $194,000 compared to a net loss of $12,000 in the first quarter of 2018.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10,763,000 as of February 23, 2019 compared to $10,483,000 on November 30, 2018, an increase of $280,000. The increase in cash and cash equivalents is attributable to $593,000 cash provided by operations, a payment of a cash dividend of $258,000, $48,000 invested in equipment and net purchases for short-term investment of $7,000.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2019 totaled $6,958,000 compared to $3,652,000 for the comparable period of 2018. Backlog totaled $20,325,000 on February 23, 2019 compared to $12,679,000 as of February 24, 2018 and $17,132,000 on November 30, 2018. The major increase in new orders were an increase in standard solid state relays to various customers. The majority of the backlog is expected to be completed and shipped in the next twelve months.

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

The Company does not intend to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 23, 2019 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.
13

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 23, 2019.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 23, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificaion of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. setion 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

April 9, 2019

Date

Mark King
Chief Executive Officer

April 9, 2019

Date

Patrick Cefalu
Chief Financial Officer;