Form 10-Q
period 2019-05-25
MICROPAC INDUSTRIES INC
filed 2019-07-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2019

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

On July 8, 2019 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 25, 2019

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 25, 2019 (unaudited) and November 30, 2018

Condensed Statements of Operations for the three and six months ended May 25, 2019 and

May 26, 2018 (unaudited)

Condensed Statements of Cash Flows for the six months ended May 25, 2019 and

May 26, 2018 (unaudited)

Statements of Shareholders’ Equity for the six months ended May 25, 2019 and

May 26, 2018 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A - RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS	05/25/19	11/30/18
	(Unaudited)
Cash and cash equivalents	$11,864	$10,483
Short-term investments	2,073	2,058
Receivables, net of allowance for doubtful accounts of $0 at May 25, 2019 and November 30, 2018	2,309	3,772
Contract Assets	416	—
Inventories:
Raw materials and supplies	4,113	4,593
Work-in process	2,595	1,985
Total inventories	6,708	6,578
Prepaid income tax	257	407
Prepaid expenses and other assets	389	511
Total current assets	24,016	23,809
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	954	953
Construction in process equipment	607	607
Machinery and equipment	8,907	8,841
Total property, plant, and equipment	13,593	13,526
Less accumulated depreciation	(9,930)	(9,746)
Net property, plant, and equipment	3,663	3,780
Deferred income taxes, net	42	57
Total assets	$27,721	$27,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$842	$707
Accrued compensation	734	747
Deferred revenue	474	1,238
Property taxes	48	88
Other accrued liabilities	26	123
Total current liabilities	2,124	2,903
Commitments
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 25, 2019 and November 30, 2018	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	25,654	24,800
Total shareholders’ equity	25,597	24,743
Total liabilities and shareholders’ equity	$27,721	$27,646

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six months ended
	05/25/19	05/26/18	05/25/19	05/26/18

NET SALES	$6,908	$4,989	$10,714	$8,841

COST AND EXPENSES:

Cost of goods sold	(3,748)	(2,989)	(6,096)	(5,339)

Research and development	(441)	(353)	(832)	(650)

Selling, general & administrative expenses	(1,289)	(1,312)	(2,605)	(2,447)

Total cost and expenses	(5,478)	(4,654)	(9,533)	(8,436)

OPERATING INCOME	1,430	335	1,181	405

Other income	—	4	—	4
Interest income, net	25	18	48	30

INCOME BEFORE TAXES	$1,455	$357	$1,229	$439

Provision for taxes	204	(145)	172	(51)

NET INCOME	$1,251	$502	$1,057	$490
NET INCOME PER SHARE, BASIC AND DILUTED	$0.49	$0.19	$0.41	$0.19

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	5/25/19	5/26/18
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,057	$490
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	184	154
Deferred tax	—	78
Changes in certain current assets and liabilities
Accounts receivable	1,463	1,263
Inventories	(279)	(884)
Contract asset	(173)	—
Prepaid expense and other current assets	122	(164)
Prepaid income taxes	150	(129)
Deferred revenue	(764)	(321)
Accounts payable	112	136
Accrued compensation	(13)	(165)
Other accrued liabilities	(138)	(111)
Net cash provided by operating activities	1,721	347
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	2,061	2,033
Purchase of short term investments	(2,076)	(2,048)
Additions to property, plant and equipment	(67)	(165)
Net cash used in investing activities	(82)	(180)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Net cash used in financing activities	(258)	(258)
Net change in cash and cash equivalents	1,381	(91)
Cash and cash equivalents at beginning of period	10,483	9,388
Cash and cash equivalents at end of period	$11,864	$9,297
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$22	$—
Supplemental Non-Cash Investing Activity:
Accrued additions to equipment	$—	$74

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED MAY 25, 2019 AND MAY 26, 2018

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2017	$308	$885	$(1,250)	$23,617	$23,560

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	490	490

BALANCE, May 26, 2018	$308	$885	$(1,250)	$23,849	$23,792

BALANCE, November 30, 2018	$308	$885	$(1,250)	$24,800	$24,743
Impact of change in accounting policy	—	—	—	55	55

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	1,057	1,057

BALANCE, May 25, 2019	$308	$885	$(1,250)	$25,654	$25,597

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 445 shareholders on May 25, 2019.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 25, 2019, the results of operations for the three and six months ended May 25, 2019 and May 26, 2018, and the cash flows for the six months ended May 25, 2019 and May 26, 2018 including the statement of shareholders equity. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

The following table summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Statement of Operations for three and six months ended May 25, 2019.

Three months ended May 25, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$6,909	$6,776	($133)
Cost of goods sold	($3,748)	($3,671)	$77
Income before taxes	$1,455	$1,400	($55)
Income tax	($204)	(199)	$5
Net Income	$1,251	$1,201	($50)

Six months ended May 25, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$10,714	$10,298	($416)
Cost of goods sold	($6,096)	($5,799)	$297
Income before taxes	$1,229	$1,110	($119)
Income tax	$172	$155	($17)
Net Income	$1,057	$955	($102)

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	5/25/2019	5/26/2018
Microcircuits	$3,557	$1,943
Optoeletronics	3,018	2,690
Sensors and Displays	4,139	4,208
	$10,714	$8,841

Timing of revenue recognition
Recognized at a point in time	$10,298	$8,841
Recognized over time	416	0
Total Revenue	$10,714	$8,841

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

The Company has $2,073,000 in short-term investments at May 25, 2019. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 25, 2019.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 25, 2019 and November 30, 2018.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 25, 2019 and November 30, 2018.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended May 25, 2019 and February 24, 2018, the Company had no dilutive potential common stock instruments.

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

Results of Operations

	Three months ended		Six months ended
	5/25/2019	5/26/2018	5/25/2019	5/26/2018
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	54.3%	59.9%	56.9%	60.4%
Research and development	6.4%	7.1%	7.8%	7.3%
Selling, general & administrative expenses	18.7%	26.3%	24.3%	27.7%
Total cost and expenses	79.4%	93.3%	89.0%	95.4%

OPERATING INCOME BEFORE INTEREST	20.6%	6.7%	11.0%	4.6%
AND INCOME TAXES

Interest and other income	0.4%	0.4%	0.5%	0.4%

INCOME BEFORE TAXES	21.0%	7.1%	11.5%	5.0%

Provision (benefit) for taxes	2.9%	(3.0%)	1.6%	(0.5%)

NET INCOME	18.1%	10.1%	9.9%	5.5%

Sales for the three and six month periods ended May 25, 2019 totaled $6,908,000 and $10,714,000, respectively. Sales for the second quarter increased $1,919,000 above sales for the same period of 2018, while sales for the first six months of 2019 increased $1,873,000 above the first six months of 2018. The increase is related to the overall increase in sales related to the Company’s solid state relays to various customers. Sales were 26% in the commercial market, 57% in the military market, and 17% in the space market for the six months ended May 25, 2019 compared to 16% in the commercial market, 61% in the military market, and 23% in the space market for the six months ended May 26, 2018.

Three customers accounted for 14%, 13% and 11% of the Company’s sales for the three months ended May 25, 2019 and two customers accounted for 15% and 10% of the Company’s sales for the six months ended May 25, 2019, while two customers accounted for 13% of the Company’s sales for the three months ended May 26,

2018, and three customers accounted for 13%, 12% and 10% of the Company’s sales for the six months ended May 26, 2018.

Cost of goods sold for the second quarters of 2019 and 2018 totaled 54.3% and 59.9% of net sales, respectively, while cost of goods sold for the six months ended May 25, 2019 and May 26, 2018 totaled 56.9% and 60.4% of net sales, respectively. In actual dollars, cost of goods sold increased $759,000 in the second quarter of 2019 compared to the same period of 2018. Year to date cost of goods sold increased $757,000 for the first six months of 2019 as compared to the same period in 2018. The majority of the increase is associated with the increase in overall sales and an improvement in overall gross margin due to product mix.

Research and development expense increased $88,000 for the second quarter of 2019 versus 2018 and increased $182,000 for the first six months of 2019 compared to the same period of 2018. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2019 totaled 18.7% and 24.3% respectively of net sales compared to 26.3% and 27.7% for the same periods in 2018. In actual dollars, selling, general and administrative expense decreased $23,000 for the second quarter and increased $158,000 for the first six months of 2019 compared to the same periods in 2018. The majority of the increase for the first six months resulted from an increase in expense associated with the implementation of a new enterprise resource planning system during the first quarter of 2019.

Provisions for taxes increased $349,000 for the second quarter of 2019 and $223,000 for the first six months of 2019 compared to the same period in 2018. The estimated effective tax rate (benefit) was 14% for 2019 and (12%) for 2018. The tax benefit for 2018 was associated with the enactment of the Tax Act on December 22, 2017. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset. In addition the Company filed amended 2014 and 2015 federal tax returns associated with research and development credits which resulted in a tax benefit for the three and six months ended May 26, 2018. The research and development credit on the amended returns was $233,000.

Net income increased $750,000 for the second quarter of 2019 versus 2018 and increased $567,000 for the first six months of 2019 compared to the same period of 2018. The increase was associated with the increase in sales and higher gross margins.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11,864,000 as of May 25, 2019 compared to $10,483,000 on November 30, 2018, a increase of $1,381,000. The increase in cash and cash equivalents is primarily attributable to a a cash flow from operations of $1,721,000 offset payment of a cash dividend of $258,000, and the investment of $67,000 in equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for year-to-date 2019 totaled $12,386,000 compared to $9,085,000 for 2018. The increase resulted from overall higher orders the Company’s standards solid state relays.

Backlog totaled $18,903,000 on May 25, 2019 compared to $13,109,000 as of May 26, 2018 and $17,132,000 on November 30, 2018. The backlog represents a good mix of the company’s products and technologies with 15% in the commercial market, 74% in the military market, and 11% in the space market compared to 20% in the commercial market, 65% in the military market, and 15% in the space market on May 26, 2018.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 25, 2019 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 25, 2019.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended May 25, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 135, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

July 9, 2019	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 9, 2019	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer