Form 10-Q
period 2019-08-24
MICROPAC INDUSTRIES INC
filed 2019-10-08
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including Area Code (972) 272-3571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On October 7, 2019 there were 2,578,315 shares of Common Stock, $0.10 par value outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 24, 2019

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 24, 2019 (unaudited) and November 30, 2018

Condensed Statements of Operations for the three and nine months ended August 24, 2019 and

August 25, 2018 (unaudited)

Condensed Statements of Cash Flows for the six months ended August 24, 2019 and

August 25, 2018 (unaudited)

Statements of Shareholders’ Equity for the six months ended August 24, 2019 and

August 25, 2018 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A - RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

ASSETS

CURRENT ASSETS	08/24/19	11/30/18
	(Unaudited)

Cash and cash equivalents	$12,457	$10,483
Short-term investments	2,081	2,058
Receivables, net of allowance for doubtful accounts of $0 at August 24, 2019 and November 30, 2018	3,392	3,772
Contract Assets	550	—
Inventories:
Raw materials and supplies	4,166	4,593
Work-in process	2,310	1,985
Total inventories	6,476	6,578
Prepaid income tax	79	407
Prepaid expenses and other assets	585	511
Total current assets	25,620	23,809

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	977	953
Construction in process equipment	644	607
Machinery and equipment	8,991	8,841
Total property, plant, and equipment	13,737	13,526
Less accumulated depreciation	(10,027)	(9,746)
Net property, plant, and equipment	3,710	3,780

Deferred income taxes, net	42	57
Total assets	$29,372	$27,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,010	$707
Accrued compensation	948	747
Deferred revenue	531	1,238
Property taxes	72	88
Other accrued liabilities	26	123
Total current liabilities	2,587	2,903
Commitments

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 24, 2019 and November 30, 2018	308	308
Additional paid-in capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	26,842	24,800

Total shareholders’ equity	26,785	24,743

Total liabilities and shareholders’ equity	$29,372	$27,646

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months ended
	08/24/19	08/25/18	08/24/19	08/25/18

NET SALES	$7,252	$5,002	$17,966	$13,842

COST AND EXPENSES:

Cost of goods sold	(4,042)	(3,272)	(10,138)	(8,611)

Research and development	(428)	(314)	(1,260)	(963)

Selling, general & administrative expenses	(1,440)	(1,303)	(4,045)	(3,750)

Total cost and expenses	(5,910)	(4,899)	(15,443)	(13,324)

OPERATING INCOME	1,342	113	2,523	518

Other income	—	21	—	25
Interest income, net	39	17	87	47

INCOME BEFORE TAXES	$1,381	$151	$2,610	$590

Provision (benefit) for taxes	193	(113)	365	(163)

NET INCOME	$1,188	$264	$2,245	$753
NET INCOME PER SHARE, BASIC AND DILUTED	$0.46	$0.10	$0.87	$0.29

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	8/24/19	8/25/18
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,245	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	281	236
Deferred tax	—	86
Changes in certain current assets and liabilities
Accounts receivable	380	757
Inventories	(24)	(699)
Contract asset	(307)	—
Prepaid expense and other current assets	(74)	(147)
Prepaid income taxes	328	(259)
Deferred revenue	(706)	244
Accounts payable	256	241
Accrued compensation	201	(144)
Other accrued liabilities	(114)	(89)
Net cash provided by operating activities	2,466	979
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	4,138	4,082
Purchase of short term investments	(4,161)	(4,104)
Additions to property, plant and equipment	(211)	(248)
Net cash used in investing activities	(234)	(270)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Net cash used in financing activities	(258)	(258)
Net change in cash and cash equivalents	1,974	451
Cash and cash equivalents at beginning of period	10,483	9,388
Cash and cash equivalents at end of period	$12,457	$9,839
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$36	$16

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED AUGUST 24, 2019 AND AUGUST 25, 2018

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2017	$308	$885	$(1,250)	$23,617	$23,560

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	753	753

BALANCE, August 25, 2018	$308	$885	$(1,250)	$24,112	$24,055

BALANCE, November 30, 2018	$308	$885	$(1,250)	$24,800	$24,743
Impact of change in accounting policy	—	—	—	55	55

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	2,245	2,245

BALANCE, August 24, 2019	$308	$885	$(1,250)	$26,842	$26,785

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

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2015 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 442 shareholders on August 24, 2019.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 24, 2019, the results of operations for the three and nine months ended August 24, 2019 and August 25, 2018, and the cash flows for the nine months ended August 24, 2019 and August 25, 2018 including the statement of shareholders equity. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

The Company’s revenues are from purchase orders associated with manufacture of products and/or contracts with customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

The Company invoices for each delivery upon shipment and recognizes revenues at the fixed price for each distinct product delivered when transfer of control has occurred, which is generally upon shipment.

For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, Topic 606 requires the Company to recognize revenue using an over-time recognition model as opposed to recognizing revenue at the time of shipment. The Company recognizes this revenue at work in process cost plus a margin at the end of each period and records a contract asset (unbilled receivable). The majority of these products are shipped weekly and monthly to the customer.

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligations are determined and revenue recognized upon terms and conditions of the contract from the customer.

Effective as of the beginning of the first quarter of fiscal 2019, we adopted Topic 606 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the impact to net sales and net income was not material to our results of operations, the future impact of Topic 606 is dependent on the mix and nature of specific customer contracts.

Upon adoption, we recognized an increase in retained earnings of $55,000. The details of the adjustment to retained earnings upon adoption as well as the effects of the balance sheet are as follows:

	Balance at		Balance at
Assets	November 30, 2018	Adjustment due to Topic 606	December 1, 2018
Contract assets	$0	$242	$242
Work in process	$1,985	$(173)	$1,812
Deferred income tax net	$57	$(15)	$42
Shareholder equity
Retained Earnings	$24,800	$55	$24,855

The following table summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Statement of Operations for three and nine months ended August 24, 2019.

Three months ended August 24, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$7,252	$7,116	$(136)
Cost of goods sold	$(4,042)	$(3,970)	$72
Income before taxes	$1,381	$1,317	$(64)
Income tax	$(193)	$(180)	$13
Net Income	$1,188	$1,137	$(51)

Nine months ended August 24, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$17,966	$17,414	$(552)
Cost of goods sold	$(10,138)	$(9,769)	$369
Income before taxes	$2,610	$2,427	$(183)
Income tax	$365	$327	$(38)
Net Income	$2,245	$2,100	$(145)

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	8/24/2019	8/25/2018
Microcircuits	$5,660	$3,121
Optoeletronics	4,730	6,559
Sensors and Displays	7,576	4,162
	$17,966	$13,842

Timing of revenue recognition
Recognized at a point in time	$17,414	$13,842
Recognized over time	552	—
Total Revenue	$17,966	$13,842

Deferred Revenue represents advance payments from customers and will be recognized as revenue when the performance obligations are met based on the terms of the contract.

Contract costs

The Company does not have material incremental costs to obtain a contract in the form of sales commissions or bonuses. The Company incurs other immaterial costs to obtain and fulfill a contract; however, the Company has elected the practical expedient under ASC 340-40-24-4 to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less

Short-Term Investments

The Company has $2,081,000 in short-term investments at August 24, 2019. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 24, 2019.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 24, 2019 and November 30, 2018.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 24, 2019 and November 30, 2018.

Note 5 COMMITMENTS

On May 30, 2019, the Company renewed the Loan Agreement with a Texas banking institution. The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the revolving line of credit and is currently in compliance with the financial covenants.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 24, 2019 and February 24, 2018, the Company had no dilutive potential common stock instruments.

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

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2015 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

Results of Operations

	Three months ended		Nine months ended
	8/24/2019	8/25/2018	8/24/2019	8/25/2018
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	55.7%	65.4%	56.4%	62.2%
Research and development	5.9%	6.3%	7.0%	7.0%
Selling, general & administrative expenses	19.9%	26.0%	22.5%	27.1%
Total cost and expenses	81.5%	97.7%	86.0%	96.3%

OPERATING INCOME	18.5%	2.3%	14.0%	3.7%

Interest and other income	0.5%	0.8%	0.5%	0.4%

INCOME BEFORE TAXES	19.0%	3.0%	14.5%	4.3%

Provision (benefit) for taxes	2.3%	(2.3%)	1.9%	(1.1%)

NET INCOME	16.7%	5.3%	12.6%	5.4%

Sales for the three and nine month periods ended August 24, 2019 totaled $7,252,000 and $17,966,000, respectively. Sales for the third quarter increased 45% or $2,250,000 above sales for the same period of 2018, while sales for the first nine months of 2019 increased 30% or $4,124,000 above the first nine months of 2018. Sales of various solid state relays increased by $2,539,000 and sales of various custom products increased by $1,585,000.

One customer accounted for 20% of the Company’s sales for the three months ended August 24, 2019 and the same customer accounted for 20% of the Company’s sales for the nine months ended August 24, 2019, while two customers accounted for 14% and 10% of the Company’s sales for the three months ended August 25, 2018 and the same two customers accounted for 12% and 11% of the Company’s sales for the nine months ended August 25, 2018.

Cost of goods sold for the third quarters of 2019 and 2018 totaled 55.7% and 56.4% of net sales, respectively, while cost of goods sold for the nine months ended August 24, 2019 and August 25, 2018 totaled 56.9% and 62.2% of net sales, respectively. In actual dollars, cost of goods sold increased $770,000 in the third quarter of 2019 compared to the same period of 2018. Year to date cost of goods sold increased $1,527,000 for the first nine months of 2019 as compared to the same periods in 2018. The increase is associated with the increase in overall sales.

Research and development expense increased $114,000 for the third quarter of 2019 versus 2018 and increased $297,000 for the first nine months of 2019 compared to the same period of 2018. The increase in research and development expense is associated with an increase in internal funded projects during 2019. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities. The Company had non-recurring customer funded sales of $1,046,000 and cost of goods sold of $1,160,000 for the first nine months of 2019 compared to sales of $1,141,000 and cost of goods sold of $751,000 for the same period on 2018.

Selling, general and administrative expense for the third quarter and first nine months of 2019 totaled 19.9% and 22.5% respectively of net sales compared to 26.0% and 27.1% for the same periods in 2018. In actual dollars, selling, general and administrative expense increased $137,000 for the third quarter and increased $295,000 for the first nine months of 2019 compared to the same periods in 2018. The increase is associated with additional commission expenses and additional sales and marketing expenses following the addition of outside sales staff.

Provisions for taxes increased $306,000 for the third quarter of 2019 and increased $528,000 for the first nine months of 2019 compared to the same period in 2018. The estimated effective tax rate was 14% for 2019 and (28)% for 2018. During 2017, the Company had a Research and Development tax credit study performed for fiscal 2013, 2014, 2015, and 2016 by a third party with tax years 2012 and 2015 completed in the third quarter of 2017. The Company filed an amended tax return for 2012 reflecting a R&D tax credit of approximately $77,000. In addition, the Company had a $66,000 R&D tax credit on the tax return for 2015 (fiscal year 2016) filed in 2017. The Company filed an amended tax return for 2013 and 2014 reflecting R&D tax credits of $222,963 in 2018.

Net income increased $924,000 for the third quarter of 2019 versus 2018 and increased $1,492,000 for the first nine months of 2019 compared to the same period of 2018.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12,457,000 as of August 24, 2019 compared to $10,483,000 on November 30, 2018, an increase of $1,974,000. The increase in cash and cash equivalents is primarily attributable to a cash flow from operations of $2,466,000 offset by the payment of a cash dividend of $258,000 and the investment of $211,000 in equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for year-to-date 2019 totaled $20,951,000 compared to $17,552,000 for 2018. The increase resulted from higher orders on various standard solid state relays.

Backlog totaled $20,241,000 on August 24, 2019 compared to $16,575,000 as of August 25, 2018 and $17,132,000 on November 30, 2018. The backlog represents a good mix of the company’s products and technologies with 22% in the commercial market, 68% in the military market, and 10% in the space market compared to 18% in the commercial market, 65% in the military market, and 17% in the space market on August 25, 2018.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 24, 2019 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 24, 2019.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended August 24, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2018.

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

MICROPAC INDUSTRIES, INC.

October 8, 2019	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 8, 2019	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer