Form 10-K
period 2019-11-30
MICROPAC INDUSTRIES INC
filed 2020-02-12
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2019
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
Common stock, par value $0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 25, 2019 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,688,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 10, 2020 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 12, 2020 is incorporated by reference in Part III to the extent described therein.

1

PART I

Item 1.	Business

INTRODUCTION

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier, and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 441 shareholders on November 30, 2019.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 42% of the Company’s sales for the fiscal year ended November 30, 2019, and were 44% for fiscal 2018. Standard components and assemblies accounted for approximately 58% of the Company’s sales for the fiscal year ended November 30, 2019, and were 56% for fiscal 2018.

The Company provides microelectronics, sensors and displays, and optoelectronics products, to include components and assemblies that offer a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microelectronic technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 32% of the Company’s business in 2019 compared to 26% in 2018. Sensors and displays accounted for 43% of the Company’s business and the optocouplers product accounted for 25% of the Company’s business in 2019, compared to 48% and 26% in 2018, respectively.

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

Government regulations impose certain controls on chemicals used in electronics and semiconductor manufacturing. Micropac has obtained appropriate environmental permits, and routinely monitors and reports the wastewater stream results to the local governing agency. Micropac is classified as a small generator of hazardous waste, and the annual cost of complying with the regulations is minimal.

In 2019, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,707,000 ($1,271,000 in 2018). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,326,000 in non-recurring engineering revenue with $1,716,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 11% of the sales for fiscal year 2019 (10% in 2018) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $8,507,000 in 2019 compared to $5,396,000 in 2018, or 33% and 26% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 59% of the Company’s revenues in 2019 compared to 62% in 2018.

The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, Boeing and L-3Harris Technologies. One customer accounted for 20% of the Company’s sales during 2019 and three customers accounted for 14%, 13% and 10% of the Company’s sales during 2018.

BACKLOG

At November 30, 2019, the Company had a backlog of unfilled orders totaling approximately $22,021,000 compared to approximately $17,132,000 at November 30, 2018. The Company expects to complete and ship the majority of its November 30, 2019 backlog during fiscal 2020.

EMPLOYEES

At November 30, 2019, the Company had 132 full-time employees (compared to 123 at November 30, 2018), of which 14 were executive and managerial employees, 35 were engineers and quality-control personnel, 14 were clerical and administrative employees, and 69 were production personnel. None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 47 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company’s primary competitors are Anaren Microwave, Broadcom Inc., Cobham Advanced Electronic Solutions, and Infineon Technologies.

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

Some of the Company’s primary suppliers are NTK Technologies, Cirexx International, Schott Electronic Packaging, Semi-Dice, Micross Components, and Materion Advanced Materials.

Item 1A.	Risk Factors

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources. The risks and uncertainties described below are not the only risks and uncertainties we face. There may be risks and uncertainties not presently known to us or that we do not deem material at this time.

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

There are limited shares for purchase and sale

A small number of shares are available for public purchase and sale. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

We experience pricing pressures from customers for reduction in selling prices

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

We are subject to cybersecurity risks

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

Environmental regulations

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require that we obtain and comply with environmental permits. To date, costs of complying with environmental requirements have not been material. Future events, including those relating to climate change or greenhouse gas emissions, could require the Company to incur expenses related to installation of pollution control equipment, or investigation and cleanup of contaminated sites. If the Company fails to comply with environmental laws and regulations, the Company could be subject to significant liabilities or be required to curtail or cease its manufacturing activities. Changes in environmental laws or regulations could affect the cost of the Company’s products and make it hard for the Company to be competitive with larger companies.

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 59% of the Company’s revenues in 2019 compared to 62% in 2018. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, Boeing and L-3Harris Technologies. One customer accounted for 20% of the Company’s sales during 2019 and three customers accounted for 14%, 13% and 10% of the Company’s sales during 2018. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

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

We are significantly affected by government policy

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

We may incur product liability claims

The use of the Company’s products in commercial or government applications may subject the Company to product liability claims. Although the Company has not experienced any significant product liability claims, the risk of such claims continues. Product liability claims brought against the Company could have a material adverse effect on the Company’s operating results and financial condition.

Our products may have errors or defects that we find only after deployment

Our products are complex, designed to be incorporated in sophisticated applications, and may contain undetected defects, errors, or failures. Although our products are generally tested during manufacturing, prior to shipping, they may contain defects that are discovered only after the products are incorporated in customer applications. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs, and other losses to our customers, their end users, or to us. Any of these occurrences could also result in the loss of customers, and could damage our reputation, which could reduce our sales. In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services.

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

We must maintain the ability to enhance our products and develop new products for the military, space or aerospace markets

The Company’s base products and technologies generally have long life cycles. The Company’s products are primarily used in military, space or aerospace applications, which also have long life cycles. Our future success may, however, depend in part on our ability to enhance the functionality of our existing products in a timely and cost-effective manner, our ability to continue close working relationships with major customers for the design of their new products, and our ability to develop new products and technologies for existing and emerging markets. We must also continue to make significant investments in research and development efforts in order to meet customer specifications for specially fabricated products. We may not be able to retain or obtain engineers, or other technical support staff, to conduct our research and development efforts as needed. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost effective basis. Failure to respond to our customers’ requirements and to our competitors’ progress in technological changes could have a material adverse effect on the Company’s business.

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

Market Information, Holders and Dividends

On February 4, 2020, there were 440 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2019	PRICE	PRICE
Fourth Quarter	$14.24	$10.50
Third Quarter	$12.24	$9.30
Second Quarter	$10.00	$9.00
First Quarter	$9.52	$8.12

Fiscal Year Ended November 30, 2018
Fourth Quarter	$8.50	$7.50
Third Quarter	$8.49	$7.70
Second Quarter	$9.00	$7.90
First Quarter	$8.60	$7.25

The market price of a share of the common stock as of February 4, 2020, the latest practical date, was $14.10.

During the three month period ended November 30, 2019, approximately 31,800 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $10.50 to $14.00 per share. For the two year period ending November 30, 2019, approximately 176,900 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $7.25 to a high of $14.00. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 11, 2018, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 9, 2019. The dividend was paid to shareholders on February 8, 2019.

On December 10, 2019, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 8, 2020. The dividend will be paid to shareholders on or about February 14, 2020.

Securities Issued under Equity Compensation Plan

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/19	11/30/18

Net Sales	100.0%	100.0%

Cost of goods sold	54.0%	62.0%
Research and Development	6.7%	6.1%
Selling, General, and Administrative	22.3%	25.6%
Cost & Expenses	83.0%	93.7%

Operating Income	17.0%	6.3%

Other income and interest income net	0.5%	0.5%

Income before Income Taxes	17.4%	6.8%

Provision for taxes	2.9%	(0.1)%

Net Income	14.6%	6.9%

The Company designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

Company sales totaled $25,450,000 resulting in an increase of $4,483,000 from 2018. The increase was associated with an increase in sales of standard solid state relay microelectronic products and two custom medical products.

At November 30, 2019, the Company had a backlog of unfilled orders totaling approximately $22,021,000 compared to approximately $17,132,000 at November 30, 2018 with an increase in bookings of microelectronic standard relays. The Company expects to complete and ship the majority of its November 30, 2019 backlog during fiscal 2020.

New orders for fiscal year 2019 totaled $30,179,000 compared to $25,532,000 for fiscal 2018. Approximately $11,464,000 of the new orders received in 2019 was delivered to customers in 2019, along with approximately $13,896,000 of the Company’s $17,132,000 backlog of orders at November 30, 2018 resulting in revenue of $25,450,000.

Cost of goods sold, as a percentage of net sales, was 54.0% in 2019 compared to 62.0% in 2018 with higher margins from the increase in sales of solid state relay microelectronic products. In actual dollars, cost of sales increased $752,000 for 2019 versus 2018 with an increase in cost due to higher sales.

In 2019, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,707,000 ($1,271,000 in 2018). The Company’s research and development expenditures were directed primarily toward standard proprietary power management products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,326,000 in non-recurring engineering revenue with $1,716,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 22.3% of net sales in 2019 compared to 25.6% in 2018. In dollars expensed, selling, general and administrative expenses totaled $5,673,000 in 2019 as compared to $5,384,000 in 2018, an increase or $289,000 with the addition of outside sales employees and associated travel expense.

Other income and net interest income for fiscal 2019 totaled $122,000 compared to $111,000 for fiscal 2018.

Income before taxes for fiscal 2019 was approximately $4,439,000, or 17.4% of net sales, compared to $1,422,000, or 6.8% of net sales in fiscal 2018.

Provisions for income tax for fiscal 2019 totaled $726,000 compared to a tax benefit of $(19,000) for fiscal 2018. The Company’s effective income tax rate was 16.5% for the year ended November 30, 2019 and (1.3)% for the year ended November 30, 2018. The effective tax rate in 2018 is associated with a R&D tax credit of $390,000 offset by a $52,000 change related to the change in tax law in 2018.

Net income totaled approximately $3,713,000 or $1.44 per share in 2019 versus 2018 net income of $1,441,000 or $0.56 per share.

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

The Company provided $3,944,000 of cash from operating activities in 2019 compared to the $1,674,000 of cash provided by operating activities in 2018. The increase in net cash provided by operations is due to higher revenues in 2019. The Company used $249,000 in cash for investment in additional manufacturing equipment in 2019 compared to $293,000 in 2018.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2019, the Company had $13,890,000 in cash and cash equivalents compared to $10,483,000 in cash and cash equivalents on November 30, 2018. The Company held $2,089,000 in short term investments at November 30, 2019 and $2,058,000 at November 30, 2018. The Company anticipates that it will use some of this cash for the construction of a new manufacturing center. In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements, new product expansion, facility upgrades, and acquisition opportunities.

Company management believes it will meet its 2019 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2019.

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

The Company’s revenues are from purchase orders and/or contracts with customers associated with manufacture of products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

2. Identify the performance obligations in the contract.

The majority of the Company’s purchase orders or contracts with customers contain a single performance obligation, the shipment of products.

3. Determine the transaction price.

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer at a fixed price per unit shipped based on the terms of the contract or purchase order with the customer. To the extent our actual costs vary from the fixed price that was negotiated, we will generate more or less profit or could incur a loss.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when (or as) the Company satisfies a performance obligation.

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

For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, the Company recognizes revenue for the cost incurred of work in process plus a margin at the end of each period and records a contract asset (unbilled receivable). The majority of these products are shipped weekly and monthly to the customer and the contract require us to manage and limit the level of work in process to meet the scheduled delivery dates.

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

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

The following table summarize the effects of the new standard on selected line items within the Company’s Condensed Statement of Operations for three months and year ended November 30, 2019.

Three months ended November 30, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$7,484	$7,515	$31
Cost of goods sold	$(3,615)	$(3,597)	$(18)
Income before taxes	$1,829	$1,842	$13
Income tax	$362	$365	$3
Net Income	$1,468	$1,478	$10

Year ended November 30, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$25,450	$24,931	$(519)
Cost of goods sold	$(13,753)	$(14,105)	$352
Income before taxes	$4,439	$4,272	$(167)
Income tax	$726	$691	$(35)
Net Income	$3,713	$3,581	$(132)

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Nov. 30, 2019	Nov. 30, 2018
Microelectronics	$8,037	$5,395
Optoelectronics	6,356	5,419
Sensors and Displays	11,057	10,153
	$25,450	$20,967

Timing of revenue recognition
Recognized at a point in time	$24,931	$20,967
Recognized over time	519	—
Total Revenue	$25,450	$20,967

The following table summarizes the Company’s net sales by major market.

2019 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	6,517	1,777	4,220	1,730	14,244
Domestic Distribution	7,705	210	120	471	8,507
International	358	2,003	—	338	2,699
	14,580	3,990	4,341	2,539	25,450

2018 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	8,024	2,285	1,881	1,360	13,550
Domestic Distribution	4,964	178	—	254	5,396
International	535	1,383	—	103	2,021
	13,523	3,846	1,881	1,717	20,967

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2019	November 30, 2018
Receivables, net	3,382	3,772
Contract assets	519	243
Deferred Revenue	390	1,238

Revenue recognized in 2019 that was included in the deferred revenue liability balance at the beginning of the year was $1,024,000.

Contract costs

The Company does not have material incremental costs to obtain a contract in the form of sales commissions or bonuses. The Company incurs other immaterial costs to obtain and fulfill a contract; however, the Company has elected the practical expedient under ASC 340-40-24-4 to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2019.

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

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the twelve months ended November 30, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate. This revaluation as of enactment resulted in a non-cash provision of $77,000 to income tax expense and a corresponding reduction in the net deferred tax asset.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company believes that adopting ASU 2016-13 will have no material impact on the financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

16	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

17	Balance Sheets as of November 30, 2019 and 2018

18	Statements of Income for the years ended November 30, 2019 and 2018

19	Statements of Shareholders’ Equity for the years ended November 30, 2019 and 2018

20	Statements of Cash Flows for the years ended November 30, 2019 and 2018

21-27	Notes to Financial Statements as of and for the years ended November 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2019 and 2018, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP
Whitley Penn LLP

Dallas, Texas
February 12, 2020

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2019 AND 2018

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2019	2018

Cash and cash equivalents	$13,890	$10,483
Short-term investments	2,089	2,058
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2019 and 2018	3,382	3,772
Contract assets	519	—
Inventories:
Raw materials and supplies	4,427	4,593
Work-in process	2,616	1,985
Total inventories	7,403	6,578
Prepaid income tax	—	407
Prepaid expenses and other assets	572	511
Total current assets	27,495	23,809

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	977	953
Construction in process equipment	645	607
Machinery and equipment	9,027	8,841
Total property, plant, and equipment	13,774	13,526
Less accumulated depreciation	(10,125)	(9,746)
Net property, plant, and equipment	3,649	3,780

Deferred income taxes, net	—	57
Total assets	$31,144	$27,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$851	$707
Accrued compensation	1,287	747
Deferred revenue	390	1,238
Property taxes	104	88
Income tax	213	—
Other accrued liabilities	26	123
Total current liabilities	2,871	2,903

Deferred income taxes, net	20	—
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30 2019 and 2018	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	28,310	24,800

Total shareholders’ equity	28,253	24,743

Total liabilities and shareholders’ equity	$31,144	$27,646

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2019 AND 2018

(Dollars in thousands except share and per share data)

	2019	2018
NET SALES	$25,450	$20,967

COST AND EXPENSES:
Cost of goods sold	13,753	13,001
Research and development	1,707	1,271
Selling, general & administrative expenses	5,673	5,384

Total cost and expenses	21,133	19,656

OPERATING INCOME	4,317	1,312

Other income	27	44
Interest income, net	95	67

INCOME BEFORE INCOME TAXES	4,439	1,422

PROVISION (BENEFIT) FOR INCOME TAXES
Current	663	(165)
Deferred	63	146
Total tax expense (benefit) provision	726	(19)

NET INCOME	$3,713	$1,441

NET INCOME PER SHARE, BASIC AND DILUTED	$1.44	$0.56

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2019 AND 2018

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

Balance, November 30, 2017	$308	$885	$(1,250)	$23,617	$23,560
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	1,441	1,441
Balance, November 30, 2018	308	885	(1,250)	24,800	24,743
Impact of change in accounting policy	—	—	—	55	55
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	3,713	3,713
Balance, November 30, 2019	$308	$885	$(1,250)	$28,310	$28,253

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2019 AND 2018

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$3,713	$1,441
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	379	319
Deferred tax expense	63	146
Changes in certain current assets and liabilities:
Increase (decrease) in accounts receivable	390	(310)
(Increase) decrease in contract assets	(276)	—
(Increase) decrease in inventories	(638)	(713)
Increase in prepaid expenses and other assets	(61)	(237)
Decrease (increase) decrease in prepaid income taxes	434	(203)
Increase (decrease) in deferred revenue	(847)	846
Increase (decrease) in accounts payable	144	335
Increase in accrued compensation	540	43
Increase in income taxes payable	185	23
(Decrease) increase in all other accrued liabilities	(82)	(16)

Net cash provided by operating activities	3,944	1,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	4,138	4,082
Purchase of short-term investments	(4,168)	(4,110)
Additions to property, plant and equipment	(249)	(293)

Net cash used in investing activities	(279)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net increase in cash and cash equivalents	3,407	1,095

Cash and cash equivalents at beginning of period	10,483	9,388

Cash and cash equivalents at end of period	$13,890	$10,483

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$44	$16

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

1.	BUSINESS DESCRIPTION:

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

The Company’s revenues are from purchase orders and/or contracts with customers associated with manufacture of products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

2. Identify the performance obligations in the contract.

The majority of the Company’s purchase orders or contracts with customers contain a single performance obligation, the shipment of products.

3. Determine the transaction price.

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer at a fixed price per unit shipped based on the terms of the contract or purchase order with the customer. To the extent our actual costs vary from the fixed price that was negotiated, we will generate more or less profit or could incur a loss.

4. Allocate the transaction price to the performance obligations in the contract.

5. Recognize revenue when (or as) the Company satisfies a performance obligation.

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

For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, the Company recognizes revenue for the cost incurred of work in process plus a margin at the end of each period and records a contract asset (unbilled receivable). The majority of these products are shipped weekly and monthly to the customer and the contract require us to manage and limit the level of work in process to meet the scheduled delivery dates.

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

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

The following table summarize the effects of the new standard on selected line items within the Company’s Condensed Statement of Operations for three months and year ended November 30, 2019.

Three months ended November 30, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$7,484	$7,515	$31
Cost of goods sold	$(3,615)	$(3,597)	$(18)
Income before taxes	$1,829	$1,842	$13
Income tax	$362	$365	$3
Net Income	$1,468	$1,478	$10

Year ended November 30, 2019

	As Reported	Balance without adoption of Topic 606	Effect of change
Net sales	$25,450	$24,931	$(519)
Cost of goods sold	$13,753	$14,105	$352
Income before taxes	$4,439	$4,272	$(167)
Income tax	$726	$691	$(35)
Net Income	$3,713	$3,581	$(132)

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Nov. 30, 2019	Nov. 30, 2018
Microelectronics	$8,037	$5,395
Optoelectronics	6,356	5,419
Sensors and Displays	11,057	10,153
	$25,450	$20,967

Timing of revenue recognition
Recognized at a point in time	$24,931	$20,967
Recognized over time	519	—
Total Revenue	$25,450	$20,967

The following table summarizes the Company’s net sales by major market.

2019 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	6,517	1,777	4,220	1,730	14,244
Domestic Distribution	7,705	210	120	471	8,507
International	358	2,003	—	338	2,699
	14,580	3,990	4,341	2,539	25,450

2018 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	8,024	2,285	1,881	1,360	13,550
Domestic Distribution	4,964	178	—	254	5,396
International	535	1,383	—	103	2,021
	13,523	3,846	1,881	1,717	20,967

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2019	November 30, 2018
Receivables, net	3,382	3,772
Contract assets	519	243
Deferred Revenue	390	1,238

Revenue recognized in 2019 that was included in the deferred revenue liability balance at the beginning of the year was $1,024,000.

Contract costs

The Company does not have material incremental costs to obtain a contract in the form of sales commissions or bonuses. The Company incurs other immaterial costs to obtain and fulfill a contract; however, the Company has elected the practical expedient under ASC 340-40-24-4 to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less.

Short-Term Investments

The Company has $2,089,000 and $2,058,000 in short-term investments at November 30, 2019 and 2018, respectively. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2019.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2019 and 2018, the Company had no dilutive potential common stock.

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

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2019 and 2018.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2019 and 2018.

4.	NOTES PAYABLE TO BANKS;

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

5.	PRODUCT WARRANTIES

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

Warranty expense was approximately $117,000 and $85,000 in 2019 and 2018, respectively.

The following table summarizes product warranty activity recorded during the years ended November 30, 2019 and 2018.

	2019	2018
Beginning balance	$25	$25
Additions for current year provision	117	85
Payments for current year	(117)	(85)
Ending balance	$25	$25

6.	LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2019 and 2018 was $50,000 and $50,000 respectively.

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

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $363,000 in 2019 and $325,000 in 2018. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

8.	INCOME TAXES:

The income tax provision (benefit) consisted of the following for the years ended November 30:

	2019	2018
Current Provision:
Federal	$625,000	$(202,000)
State	38,000	37,000
	663,000	(165,000)

Deferred federal tax expense	63,000	146,000

Total	$726,000	$(19,000)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2019	2018
Tax at statutory rate	$932,000	$299,000
State income taxes, net of federal benefit	31,000	30,000
Section 199 Adjustment	—	(32,000)
Research and Development Tax Credit	(277,000)	(390,000)
Tax law change	—	52,000
Permanent differences and other	40,000	22,000

Income tax provision (benefit)	$726,000	$(19,000)

The components of deferred tax assets and liabilities were as follows:

	2019	2018
Deferred tax assets (liabilities)
Inventory	$215,000	$215,000
Deferred revenue, sales returns and warranty	8,000	5,000
Other accrued liabilities	35,000	96,000
Depreciation	(278,000)	(259,000)
Net deferred assets (liabilities)	$(20,000)	$57,000

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

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 59% of the Company’s revenues in 2019 compared to 62% in 2018. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, Boeing and L-3Harris Technologies. The Company’s top 10 customers accounted for 45% of the Company’s sales during 2019 and 49% of the Company’s sales during 2018. One customer accounted for 20% of the Company’s sales during 2019 and three customers accounted for 14%, 13% and 10% of the Company’s sales during 2018.

10.	SHAREHOLDERS’ EQUITY:

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

11.	SUBSEQUENT EVENTS:

On December 10, 2019, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 8, 2020. The dividend will be paid to shareholders on or about February 14, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2019, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2019 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2019.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders, as set forth below. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 12, 2020.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	65	CEO, President and Member
		of Audit Committee and
		Chairman of the Board	October 2005

Heinz-Werner Hempel	91	Director and Member of
		Audit Committee	February 1997

Richard K. Hoesterey	77	Secretary, Director and
		Member of Audit Committee	October 2010

Christine B. Dittrich	67	Director and Member of
		Audit Committee	October 2015

Gerald Tobey	66	Director and Member of
		Audit Committee	June 2017

Donald Robinson	54	Director and Member of
		Audit Committee	December 2019

Shaunna Black	65	Director and Member of
		Audit Committee	December 2019

Patrick S. Cefalu	62	CFO, Executive Vice President	N/A

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

Mr. Tobey was a Vice President of Business Development at Raytheon Missile Systems Company retiring in 2016 following a 38 year career in the defense, aerospace, and civil security sectors. He also served as Vice President of International Business Development for both Raytheon's Missile Systems and Network Centric Systems businesses. Until 1997, when Texas Instruments' Defense Systems and Electronics Group was acquired by Raytheon, Mr. Tobey served as that company's Vice President of International Business Development and Managing Director of Texas Instruments UK, Ltd. (a wholly owned TI subsidiary). During Mr. Tobey's career, he has served in various business creation and capture, strategy, program and manufacturing management positions both in the U.S. and abroad. Mr. Tobey holds a Bachelor of Science and a Masters of Business Administration degree from Utah State University. He is a graduate of the U.S. Defense Department's Defense Acquisition University, and has completed Executive Study at the Anderson School of Management at UCLA.

Mr. Robinson is a practical, executive-level leader interested in making a difference within organizations and maximizing the potential collective impact of people. He has deep experience in corporate strategy, structuring and executing successful complex corporate initiatives, manufacturing, and mergers and acquisitions. As a partner-level consultant, Mr. Robinson has led engagements in strategy development, M&A integration and executing complex corporate initiatives. His industry experience includes time as an Industrial Engineer with Texas Instruments’ Defense Systems Group and as an executive over industrial engineering, safety and quality systems with Decibel Products, a $35M in annual revenue manufacturer which grew into Allen Telecom. He served on the Chicago and North Texas chapter boards of the National Association of Corporate Directors (NACD), a national organization focused on providing information and education to corporate directors. Mr. Robinson served as a Business Leadership Center Instructor at the SMU Cox School of Business in Dallas, TX and is a two-time recipient of the Teaching Excellence Award. He holds an MBA from the University of Dallas and a B.S. in Industrial Engineering from Texas A&M University.

Ms. Shaunna Black is President of Shaunna Black and Associates. Ms. Black advises companies on global operations, provides experienced executive talent, and coaches leadership teams. The focus of her company is start-ups, business turnarounds and growth, strategy, organization and systems design, and leadership development. Ms. Black is an innovative and highly accomplished operations/manufacturing executive, who enables leaders to rapidly solve complicated problems. She has managed operations internationally in 25 countries. Ms. Black’s methodology delivers extraordinary performance utilizing the power of diverse, multi-generational teams, creating high performance cultures and metrics-driven systems. She has expertise in leadership and team development, technical and systems design, and production methodology in the technology, industrial, manufacturing and hospitality sectors. Her executive career has provided significant experience in strategy, global operations, technology, risk management and sustainability. Ms. Black has served on Audit, Governance, Safety/Risk and M&A Committees. Her industry experience includes Texas Instruments Vice President, (24 years) Dallas/Fort Worth Area including Vice President, Worldwide Facilities - responsible for the design, construction and operation of TI facilities, environmental, safety and health programs, global real estate, worldwide security, and TI's sustainability strategy; Vice President, Dallas Fabrication - Manager for semiconductor manufacturing in one of TI's premier analog wafer fabrication facilities; and Vice President, Worldwide Facilities and Worldwide Environmental, Safety and Health.

Mr. Cefalu has over 35 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2019. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2019. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Eugene Robinson, Mr. Hoesterey, Ms. Dittrich and Mr. Tobey. The Directors attended all of the meetings excluding Mr. Hempel who attended one of the meetings.

The Audit Committee held four (4) meetings during the year ended November 30, 2019. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2019. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2019
	Director	Audit Committee	Other fees	Total Fees
Heinz-Werner Hempel	$1,500	$750	—	$2,250
Richard K. Hoesterey	$17,500	$3,000	—	$20,500
Eugene Robinson	$17,500	$3,000	—	$20,500
Christine Dittrich	$17,500	$3,000	—	$20,500
Gerald Tobey	$17,500	$3,000	—	$20,500

Mr. King does not receive any additional compensation for serving as a Director and as a member of the Audit Committee.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2019, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on information provided by such persons and a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2019, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2020 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2019, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2019.

Annual Compensation
Name and Principal Position	Year	Annual Salary	Bonus	All Other Compensation (a)	Total

Mark King,	2019	$286,536	$15,000	$36,115	$337,651
President and	2018	$283,706	$14,000	$34,603	$334,309
Chief Executive Officer (1)	2017	$270,093	$0	$33,600	$303,693

Patrick Cefalu,	2019	$178,264	$15,000	$30,748	$224,012
Vice President and	2018	$173,358	$14,000	$29,595	$216,953
Chief Financial Officer	2017	$159,033	$0	$24,507	$183,510

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2019 Mr. King and Mr. Cefalu received a bonus payment of $15,000.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2019, the Company paid $12,612 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2019, the Company made contributions to the Plan for Mr. King in the amount of $16,500 and for Mr. Cefalu in the amount of $11,596 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2018.

During the fiscal year ended November 30, 2019, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $7,003 and $6,540, respectively.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

Shaunna Black (3)	0	0%

Patrick Cefalu	0	0%

Christine Dittrich (3)	0	0%

Richard K. Hoesterey (3)	0	0%

Stanley Kesselman	159,409	6.2%
c/o Maxim Group
405 Lexington Avenue, 2nd Floor
New York, NY

Mark King (3)	14,100	Less than 0.6%

Donald Robinson (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors as a group	1,966,677	76.3%
(7 Persons)

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed, other than Stanley Kesselman, is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2019.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2019 and November 30, 2018, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $129,500 and $129,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $26,000 in 2019, and $27,000 in 2018.

ALL OTHER FEES

Whitley Penn LLP fees for audit of the Company’s 401K plan was $10,000 in 2019.

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
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated: 02/12/2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/12/2020.

/s/ Mark King
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Richard Hoesterey	/s/ Gerald Tobey
Richard Hoesterey, Director	Gerald Tobey, Director

/s/ Christine Dittrich
Christine Dittrich, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2019

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