Form 10-Q
period 2020-02-29
MICROPAC INDUSTRIES INC
filed 2020-04-14
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 272-3571

Securities Registered Pursuant to Section 12(g) of the Act: common stock, par value $0.10.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Emerging growth company [ ]
Accelerated filer [ ] Non-accelerated filer [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On April 14, 2020 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 29, 2020

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 29, 2020 (unaudited) and November 30, 2019

Condensed Statements of Operations for the three months ended February 29, 2020 and February 23, 2019 (unaudited)

Condensed Statements of Cash Flows for the three months ended February 29, 2020 and February 23, 2019 (unaudited)

Statements of Shareholders’ Equity for the three months ended February 29, 2020 and February 23, 2019 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	02/29/2020	11/30/2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,706	$13,890
Short-term investments	—	2,089
Receivables, net of allowance for doubtful accounts of $0 at February 29, 2020 and November 30, 2019	3,475	3,382
Contract assets	864	519
Inventories:
Raw materials and supplies	5,185	4,427
Work-in process	2,593	2,616
Total inventories	7,778	7,403
Prepaid expenses and other assets	441	572
Total current assets	27,264	27,495

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	977	977
Construction in process equipment	653	645
Machinery and equipment	8,999	9,027
Total property, plant, and equipment	13,754	13,774
Less accumulated depreciation	(10,185)	(10,125)
Net property, plant, and equipment	3,569	3,649

Operating lease right to use asset	153	—
Total assets	$30,986	$31,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$837	$851
Accrued compensation	665	1,287
Deferred revenue	242	390
Property taxes	37	104
Income tax	318	213
Current portion of operating lease liabilities	36	—
Other accrued liabilities	27	26
Total current liabilities	2,162	2,871

Operating lease liabilities	117	—
Deferred income taxes, net	20	20
Total liabilities	2,299	2,891
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 29, 2020 and November 30, 2019	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	28,744	28,310

Total shareholders’ equity	28,687	28,253

Total liabilities and shareholders’ equity	$30,986	$31,144

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	02/29/2020	02/23/2019

NET SALES	$5,957	$3,805

COST AND EXPENSES:

Cost of goods sold	(3,325)	(2,347)

Research and development	(478)	(390)

Selling, general & administrative expenses	(1,376)	(1,317)

Total cost and expenses	(5,179)	(4,054)

OPERATING INCOME (LOSS)	778	(249)

Other income, net	26	23

INCOME (LOSS) BEFORE TAXES	804	(226)

(Provision) benefit for taxes	(112)	32

NET INCOME (LOSS)	$692	$(194)
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.27	$(0.08)

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
CASH FLOWS FROM OPERATING ACTIVITES:	2/29/2020	2/23/2019
Net income (loss)	$692	$(194)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depreciation	98	93
Change in right of use of asset	12	—
Changes in certain current assets and liabilities
Accounts receivable	(93)	1,321
Contract Assets	(345)	(40)
Inventories	(735)	(496)
Prepaid expense and other current assets	131	208
Prepaid income taxes	—	(36)
Deferred revenue	(148)	87
Accounts payable	(14)	67
Income taxes	105	—
Lease liabilities	(12)	—
Accrued compensation	(622)	(255)
Other accrued liabilities	(67)	(162)

Net cash (used in) provided by operating activities	(998)	593

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,090	2,061
Purchase of short term investments	(1)	(2,068)
Additions to property, plant and equipment	(17)	(48)

Net cash provided by (used in) investing activities	2.072	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	816	280

Cash and cash equivalents at beginning of period	13,890	10,483

Cash and cash equivalents at end of period	$14,706	$10,763
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$7	$5

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 29, 2020 AND FEBRUARY 23, 2019

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2018	$308	$885	$(1,250)	$24,800	$24,743

Impact of change in accounting policy	—	—	—	55	55

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(194)	(194)

BALANCE, February 23, 2019	$308	$885	$(1,250)	$24,403	$24,346

BALANCE, November 30, 2019	$308	$885	$(1,250)	$28,310	$28,253

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	692	692

BALANCE, February 29, 2020	$308	$885	$(1,250)	$28,744	$28,687

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 440 shareholders on February 29, 2020.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 29, 2020, the results of operations and cash flows for the three months ended February 29, 2020 and February 23, 2019. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2019 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

Impact of COVID-19 on our Business

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The core principle of revenue recognition under GAAP is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company’s revenue on the majority of its customer contracts are recognized at a point in time, generally upon shipment of products.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	2/29/2020	2/23/2019
Microcircuits	$1,828	$882
Optoeletronics	1,574	1,249
Sensors and Displays	2,555	1,674
	$5,957	$3,805

Timing of revenue recognition
Transferred at a point in time	$5,093	$3,522
Transferred over time	864	283
Total Revenue	$5,957	$3,805

The following table summarizes the Company’s net sales by major market.

2020 First Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,142	$685	$757	$395	$2,979
Domestic Distribution	2,492	—	5	110	2,607
International	168	171	—	32	371
	$3,802	$856	$762	$537	$5,957

2019 First Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$919	$276	$765	$309	$2,269
Domestic Distribution	1,175	—	—	56	1,231
International	86	135	—	84	305
	$2,180	$411	$765	$449	$3,805

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

	February 29, 2020	November 30, 2019
Receivables, net	$3,475	$3,382
Contract assets	$864	$519
Deferred Revenue	$242	$390

Revenue recognized in 2020 that was included in the deferred revenue liability balance at the beginning of the year was $147,000.

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

Short-Term Investments

The Company has no short-term investments at February 29, 2020. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. Public business entities are required to adopt the standard for reporting periods beginning after December 15, 2018. The Company adopted in the first quarter of 2020 and had no material impact on its consolidated financial statements. The Company adopted ASC 842 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended February 23, 2019 or as of November 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets upon adoption of ASC 842. The Company had an operating lease expense of $12,000 in the first quarter of 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The undiscounted future minimum lease payments consist of the following at:

2/29/2020
2020	$39,000
2021	53,000
2022	55,000
2023	14,000
Total lease payments	161,000
Interest	8,000
Present value of lease liabilities	$153,000

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company believes that adopting ASU 2016-13 will have no material impact on the financial statements and related disclosures.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 29, 2020 and November 30, 2018.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 29, 2020 and November 30, 2018.

Note 5 COMMITMENTS

On May 30, 2019, the Company renewed the Loan Agreement with a Texas banking institution. The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the revolving line of credit and is currently in compliance with the financial covenants. The agreement termination date is April 23, 2021.

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 29, 2020 and February 23, 2019, the Company had no dilutive potential common stock instruments.

Note 7 SHAREHOLDERS’ EQUITY

On December 11, 2018, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 9, 2019. The dividend was paid to shareholders on February 8, 2019.

On December 10, 2019, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 8, 2020. The dividend was paid to shareholders on February 14, 2020.

[The remainder of this page intentionally left blank.]

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

Results of Operations

	Three months ended
	2/29/2020	2/23/2019
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	55.8%	61.7%
Research and development	8.0%	10.2%
Selling, general & administrative expenses	23.1%	34.6%
Total cost and expenses	86.9%	106.5%

OPERATING INCOME (LOSS)	13.1%	(6.5)%

Other income, net	0.4%	0.6%

INCOME (LOSS) BEFORE TAXES	13.5%	(5.9)%

(Provision) benefit) for taxes	(1.9)%	0.8%

INCOME (LOSS)	11.6%	(5.1)%

Sales for the first quarter ended February 29, 2020 totaled $5,957,000. Sales for the first quarter increased 57% or $2,152,000 above sales for the first quarter of 2019. The increase in sales were across all product lines with a stronger backlog at the end of 2019.

Two customers accounted for 27% and 11% of the Company’s sales for the first quarter of 2020 and three customers accounted for 17%, 11% and 10% of the Company’s sales for the first quarter of 2019. Two of the customers are distributors that sell to multiple customers.

Cost of goods sold for the first quarter of 2020 and 2019 totaled 55.8% and 61.7% of net sales, respectively. Cost of sales increased $978,000 or 42% for the first quarter of 2020, as compared to the first quarter of 2019.

resulting in higher margins from the increase in sales and an overall improvement of cost of goods sold as a percent of sales.

Research and development cost increased $88,000 for the first quarter of 2020 compared to the same period of 2019. The research and development expenditures were associated with the continued development of power management products, sensor products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2020 totaled 23.1% of net sales, compared to 34.6% for the same period in 2019. Selling, general and administrative expenses increased $59,000 in the first quarter of 2020 as compared to 2019. The majority of the dollar increase was associated with an increase in outside sales engineering support.

Provisions for taxes increased $144,000 for the first quarter of 2020 compared to the same period in 2019. The estimated effective tax rate was 14% for the first quarter of 2020 and the first quarter of 2019.

Income for the first quarter of 2020 was a $692,000 compared to a net loss of $194,000 in the first quarter of 2019.

Liquidity and Capital Resources

Cash and cash equivalents totaled $14,706,000 as of February 29, 2020 compared to $13,890,000 on November 30, 2019, an increase of $816,000. The increase in cash and cash equivalents is attributable to $998,000 cash used in operations, a payment of a cash dividend of $258,000, $17,000 invested in equipment, coupled with proceeds from the maturity of short term investments of $2,090,000.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for the first quarter of 2020 totaled $5,597,000 compared to $6,958,000 for the comparable period of 2019. Backlog totaled $21,889,000 on February 29, 2020 compared to $20,325,000 as of February 23, 2019 and $22,021,000 on November 30, 2019.

The Company cannot assure that the results of operations for the interim period presented are indicative of total results for the entire year due to fluctuations in customer delivery schedules, or other factors over which the Company has no control.

Impact of COVID-19 on our Business

The spread of the COVID-19 virus during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. As of April 14, 2020, the Company’s operations have been impacted due to the practices described below, but the Company has not experienced significant financial impact directly related to the pandemic. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19 pandemic related changes. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. We have been staggering some shifts and otherwise adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We have established and implemented a work from home provision where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Cautionary Statement

This Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Investors are warned that forward-looking statements involve risks and unknown factors including, but not limited to: our expectations regarding the potential impacts on our operations of the COVID-19 pandemic; our expectations regarding the potential impacts on our supply chain and on our customers of the COVID-19 pandemic; overall changes in governmental spending for military and space programs; customer cancellation or rescheduling of orders, problems affecting delivery of vendor-supplied raw materials and components, unanticipated manufacturing problems and availability of direct labor resources.

The Company does not intend to update the forward-looking statements contained herein, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 29, 2020 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 29, 2020.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

The following risk is in addition to those risks set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2019.

Impact of COVID-19 pandemic on our Business

The COVID-19 pandemic presents increased risk to Micropac, its suppliers, and its customers. We are not able to predict the impact of this risk at this time, as the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

On March 12, 2020, Micropac Industries, Inc. held its Annual Meeting. Of the 2,578,315 shares of common stock outstanding and entitled to vote, 2,226,113 shares, or 86.3%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Proposal One: To elect seven directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified;

Nominee	Votes For	Votes Withheld
Mark King	2,225,213	100
Heinz-Werner Hempel	2,224,963	350
Richard K. Hoesterey	2,224,963	350
Christine B. Dittrich	2,225,213	100
Gerald Tobey	2,225,213	100
Donald Robinson	2,226,013	100
Shaunna Black	2,226,013	100

Proposal Two: The “Say on Pay” non-binding advisory vote on the compensation of the named executive officers of the Company received the following votes:

For	2,220,213	Against	1,900	Abstain	4,000

The advisory vote approved the compensation of the named executive officers.

Proposal Three: The non-binding advisory vote on the frequency of the advisory vote on Say on Pay in future years received the following votes:

Every Year	Every Two Years	Every Three Years	Abstain
0	3,281	2,194,328	400

The Company considered the outcome of this advisory vote and determined that the Company will hold an advisory vote every three years on the compensation of the named executive officers.

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

MICROPAC INDUSTRIES, INC.

April 14, 2020	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 14, 2020	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer