Form 10-Q
period 2020-08-29
MICROPAC INDUSTRIES INC
filed 2020-10-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

On October 13, 2020 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 29, 2020

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 29, 2020 (unaudited) and November 30, 2019

Condensed Statements of Operations for the three and nine months ended August 29, 2020 and August 24, 2019 (unaudited)

Condensed Statements of Cash Flows for the nine months ended August 29, 2020 and August 24, 2019 (unaudited)

Statements of Shareholders’ Equity for the nine months ended August 29, 2020 and August 24, 2019

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	08/29/2020	11/30/2019
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$14,342	$13,890
Short-term investments	—	2,089
Receivables, net of allowance for doubtful accounts of $0 at August 29, 2020 and November 30, 2019	3,461	3,382
Contract assets	606	519
Inventories:
Raw materials and supplies	6,358	4,427
Work-in process	2,624	2,616
Total inventories	8,982	7,403
Prepaid tax assets	223	—
Prepaid expenses and other assets	389	572
Total current assets	28,003	27,495
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	1,016	977
Construction in process equipment	862	645
Machinery and equipment	9,059	9,027
Total property, plant, and equipment	14,062	13,774
Less accumulated depreciation	(10,326)	(10,125)
Net property, plant, and equipment	3,736	3,649
Operating lease right to use asset	129	—
Total assets	$31,868	$31,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$984	$851
Accrued compensation	870	1,287
Deferred revenue	186	390
Property taxes	85	104
Income tax	232	213
Current portion of operating lease liabilities	12	—
Other accrued liabilities	62	26
Total current liabilities	2,431	2,871
Operating lease liabilities	117	—
Deferred income taxes, net	15	20
Total liabilities	2,563	2,891
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 29, 2020 and November 30, 2019	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	29,362	28,310
Total shareholders’ equity	29,305	28,253
Total liabilities and shareholders’ equity	$31,868	$31,144

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months Ended
	08/29/2020	08/24/2019	08/29/2020	08/24/2019

NET SALES	$4,926	$7,252	$16,760	$17,966

COST AND EXPENSES:

Cost of goods sold	(3,115)	(4,042)	(9,982)	(10,138)

Research and development	(306)	(428)	(1,192)	(1,260)

Selling, general & administrative expenses	(1,342)	(1,440)	(4,076)	(4,045)

Total cost and expenses	(4,763)	(5,910)	(15,250)	(15,443)

OPERATING INCOME	163	1,342	1,510	2,523

Other income, net	1	39	27	87

INCOME BEFORE TAXES	164	$1,381	1,537	$2,610

Provision for taxes	35	193	227	365

NET INCOME	$129	$1,188	$1,310	$2,245
NET INCOME PER SHARE, BASIC AND DILUTED	$0.05	$0.46	$0.51	$0.87

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	8/29/2020	8/24/2019

CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$1,310	$2,245
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation	285	281
Loss on disposal of equipment	23	—
Change in right of use of asset	24	—
Deferred tax	(5)	—
Changes in certain current assets and liabilities
Accounts receivable	(79)	380
Contract Assets	(87)	(307)
Inventories	(1,939)	(24)
Prepaid expense and other current assets	183	(74)
Prepaid income taxes	(223)	328
Deferred revenue	(204)	(706)
Accounts payable	133	256
Income taxes	19	—
Lease liabilities	(24)	—
Accrued compensation	(417)	201
Other accrued liabilities	17	(114)

Net cash (used in) provided by operating activities	(984)	2,466

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	2,089	4,138
Purchase of short term investments	—	(4,161)
Additions to property, plant and equipment	(395)	(211)

Net cash provided by (used in) investing activities	1,694	(234)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from short term debt	1,924	—
Repayment of short term debt	(1,924)	—

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	452	1,974

Cash and cash equivalents at beginning of period	13,890	10,483

Cash and cash equivalents at end of period	$14,342	$12,457
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$436	$36

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED AUGUST 29, 2020 AND AUGUST 24, 2019

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2018	$308	$885	($1,250)	$24,800	$24,743

Impact of change in accounting policy	—	—	—	55	55
Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(194)	(194)

BALANCE, February 23, 2019	$308	$885	($1,250)	$24,403	$24,346

Dividend	—	—	—	—	—
Net income	—	—	—	1,251	1,251

BALANCE, May 25, 2019	$308	$885	($1,250)	$25,654	$25,597

Dividend	—	—	—	—	—
Net income	—	—	—	1,188	1,188

BALANCE, August 24, 2019	$308	$885	($1,250)	$26,842	$26,785

BALANCE, November 30, 2019	$308	$885	($1,250)	$28,310	$28,253

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	692	692

BALANCE, February 29, 2020	$308	$885	($1,250)	$28,744	$28,687

Dividend	—	—	—	—	—
Net income	—	—	—	489	489

BALANCE, May 30, 2020	$308	$885	($1,250)	$29,233	$29,176

Dividend	—	—	—	—	—
Net income	—	—	—	129	129

BALANCE, August 29, 2020	$308	$885	($1,250)	$29,362	$29,305

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 438 shareholders on August 29, 2020.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 29, 2020, the results of operations for the three and nine months ended August 29, 2020 and August 24, 2019, and the cash flows for the nine months ended August 29, 2020 and August 24, 2019 including the statement of shareholders equity. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	8/29/2020	8/24/2019
Microcircuits	$5,488	$5,660
Optoelectronics	4,222	4,730
Sensors and Displays	7,050	7,576
	$16,760	$17,966

Timing of revenue recognition
Transferred at a point in time	$16,154	$17,414
Transferred over time	606	552
Total Revenue	$16,760	$17,966

The following table summarizes the Company’s net sales by major market.

2020 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,789	$261	$404	$148	$3,602
Domestic Distribution	881	2	15	131	$1,109
International	72	123	0	20	$215
	$3,742	$466	$419	$299	$4,926

2019 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,810	$727	$1,067	$552	$4,156
Domestic Distribution	2,240	5	0	113	$2,358
International	87	596	0	55	$738
	$4,136	$1,328	$1,067	$720	$7,252

2020 Nine months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$5,411	$1,509	$2,216	$641	$9,780
Domestic Distribution	5,444	84	28	409	$5,965
International	377	581	—	57	$1,015
	$11,233	$2,174	$2,246	$1,107	$16,670

2019 Nine months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$4,789	$1,291	$2,842	$1,228	$10,150
Domestic Distribution	5,156	134	—	366	$5,656
International	290	1,668	—	202	$2,160
	$10,235	$3,093	$2,842	$1,795	$17,966

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

	August 29, 2020	November 30, 2019
Receivables, net	$3,461	$3,382
Contract assets	$606	$519
Deferred Revenue	$186	$390

Revenue recognized in 2020 that was included in the deferred revenue liability balance at the beginning of the year was $204,000.

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

Short-Term Investments

The Company has no short-term investments at August 29, 2020. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 20, 2020 and November 30, 2019.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. Public business entities are required to adopt the standard for reporting periods beginning after December 15, 2018. The Company adopted in the first quarter of 2020 and had no material impact on its consolidated financial statements. The Company adopted ASC 842 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the nine months ended August 24, 2019 or as of November 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets upon adoption of ASC 842. The Company had an operating lease expense of $36,000 for the first nine months of 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The undiscounted future minimum lease payments consist of the following at:

8/29/2020
2020	$12,000
2021	53,000
2022	55,000
2023	14,000
Total lease payments	134,000
Interest	5,000
Present value of lease liabilities	$129,000

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 29, 2020 and November 30, 2019.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 29, 2020 and November 30, 2019.

Note 5 COMMITMENTS

On August 29, 2019, the Company renewed the Loan Agreement with a Texas banking institution. The Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate. The Loan Agreement also contains financial covenants to maintain at all times including (i) minimum working capital of not less than $4,000,000, (ii) a ratio of senior funded debt, minus the Company’s balance sheet cash on hand to the extent in excess of $2,000,000 to EBITDA of not more than 3.0 to 1.0, and (iii) a ratio of free cash flow to debt service of not less than 1.2 to 1.0. The Company has not, to date, drawn any amounts under the revolving line of credit and is currently in compliance with the financial covenants. The Company has not received any indication that borrowing under the Loan Agreement may be restricted due to COVID-19 uncertainties. The agreement termination date is April 23, 2021.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 29, 2020 and August 24, 2019, the Company had no dilutive potential common stock instruments.

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

Results of Operations

	Three months ended		Nine months ended
	8/29/2020	8/24/2019	8/29/2020	8/24/2019
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	63.0%	55.7%	59.6%	56.4%
Research and development	6.2%	5.9%	7.1%	7.0%
Selling, general & administrative expenses	27.2%	19.9%	24.3%	22.5%
Total cost and expenses	96.4%	81.5%	91.1%	86.0%

OPERATING INCOME BEFORE INTEREST	3.4%	18.5%	9.0%	14.0%
AND INCOME TAXES

Interest and other income	0.1%	0.5%	0.2%	0.5%

INCOME BEFORE TAXES	3.3%	19.0%	9.2%	14.5%

Provision for taxes	.7%	2.3%	1.4%	1.9%

NET INCOME	2.6%	16.7%	7.8%	12.6%

Sales for the three and nine month periods ended August 29, 2020 totaled $4,926,000 and $16,760,000, respectively. Sales for the third quarter decreased $2,326,000 from the same period of 2019, while sales for the first nine months of 2020 decreased $1,206,000 from the first nine months of 2019. The majority of the decrease in sales in the third quarter were due to timing of shipments of $8,268,000 of backlog from customers on custom sensor products and a decrease in sales of space level solid state relays compared to the third quarter of 2019. Sales were 7% in the commercial market, 13% in the medical market, 67% in the military market, and 13% in the space market for the nine months ended August 29, 2020 compared to 10% in the commercial market, 17% in the medical market, 57% in the military market, and 16% in the space market for the nine months ended August 24, 2019.

One customer accounted for 20% of the Company’s sales for the three months ended August 29, 2020 and two customers accounted for 13% and 10% of the Company’s sales for the nine months ended August 29, 2020, while one customer accounted for 20% of the Company’s sales for the three months ended August 24, 2019, and the same customer accounted for 20% of the Company’s sales for the nine months ended August 24, 2019.

Cost of goods sold for the third quarter of 2020 and 2019 totaled 63.0% and 55.7% of net sales, respectively, while cost of goods sold for the nine months ended August 29, 2020 and August 24, 2019 totaled 59.6% and 56.4% of net sales, respectively. In actual dollars, cost of goods sold decreased $927,000 in the third quarter of 2020 compared to the same period of 2019. Year to date cost of goods sold decreased $156,000 for the first nine months of 2020 as compared to the same period in 2019. The delay in shipments of custom products, lower sales of space level solid state relays with traditional higher margins, and approximately $250,000 associated with COVID-19 production down time resulted in lower overall gross margin.

Research and development expense decreased $122,000 for the third quarter of 2020 versus 2019 and decreased $68,000 for the first nine months of 2020 compared to the same period of 2019. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2020 totaled 27.2% and 24.3% respectively of net sales compared to 19.9% and 22.5% for the same periods in 2019. In actual dollars, selling, general and administrative expense decreased $98,000 for the third quarter and increased $31,000 for the first nine months of 2020 compared to the same periods in 2019. The majority of the increase for the first nine months resulted from the addition on business development staff at the end of 2019.

Provisions for taxes decreased $158,000 for the third quarter of 2020 and increased $128,000 for the first nine months of 2020 compared to the same period in 2019. The estimated effective tax rate was 14% for 2020 and for 2019.

Net income decreased $1,059,000 for the third quarter of 2020 versus 2019 and decreased $935,000 for the first nine months of 2020 compared to the same period of 2019.

Liquidity and Capital Resources

Cash and cash equivalents totaled $14,342,000 as of August 29, 2020 compared to $13,890,000 on November 30, 2019, an increase of $452,000. The increase in cash and cash equivalents is primarily attributable to a net use of cash flow from operations of $984,000, and payment of a cash dividend of $258,000, and offset by proceeds for the sales of investments of $2,089,000 and $395,000 invested in equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for year-to-date 2020 totaled $23,930,000 compared to $20,857,000 for 2019.

Backlog totaled $29,237,000 on August 29, 2020 compared to $20,241,000 as of August 24, 2019 and $22,021,000 on November 30, 2019. The backlog represents a good mix of the company’s products and technologies with 11% in the commercial market, 11% in the medical market, 66% in the military market, and 12% in the space market compared to 15% in the commercial market, 9% in the medical market, 64% in the military market, and 12% in the space market on August 24, 2019.

The Company cannot assure that the results of operations for the interim period presented are indicative of total results for the entire year due to fluctuations in customer delivery schedules, or other factors over which the Company has no control.

Impact of COVID-19 on our Business

The spread of the COVID-19 virus during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. As of August 29, 2020, the Company’s operations have been impacted due to the practices described below. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19 pandemic related changes. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. We have been staggering some shifts and otherwise adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We have established and implemented a work from home provision where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

We experienced one confirmed case of COVID-19, which caused us to shut down our Garland facility for a few days to thoroughly clean the facility and address employee concerns. Production in the Garland facility has been impacted, although we are not able to quantify the impact at this time. Our maquiladora contractor in Mexico was shut down during April and May but reopened as of mid-June at limited capacity due to local restrictions in that area. We have relocated some of that production to our Garland facility. We are working with our customers to meet their current requirements and believe that our customers have not incurred any major impact related to our position in their supply chain as of the date of this filing. The combined impact of reduced production in the Garland facility as well as stopped production from Mexico has impacted our cost of production by an estimated 2% to 4% in the third quarter of 2020 due to overhead cost that could not be allocated to work in process. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 29, 2020 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 29, 2020.

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

MICROPAC INDUSTRIES, INC.

October 13, 2020	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 13, 2020	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer