Form 10-K
period 2020-11-30
MICROPAC INDUSTRIES INC
filed 2021-02-11
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C.20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2020
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2020 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,257,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 11, 2021 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 5, 2021 is incorporated by reference in Part III to the extent described therein.

1

PART I

Item 1.	Business

GENERAL

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 439 shareholders on November 30, 2020.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 31% of the Company’s sales for the fiscal year ended November 30, 2020, and were 42% for fiscal 2019. Standard components and assemblies accounted for approximately 69% of the Company’s sales for the fiscal year ended November 30, 2020, and were 58% for fiscal 2019.

The Company provides microelectronics, sensors and displays, and optoelectronics products, to include components and assemblies that offer a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microelectronic technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 33% of the Company’s business in 2020 compared to 32% in 2019. Sensors and displays accounted for 45% of the Company’s business and the optocouplers product accounted for 22% of the Company’s business in 2020, compared to 43% and 25% in 2019, respectively.

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

The Company has two patents. On July 11, 2017, the Company received its patent for the “Power Controller”, which expires on July 10, 2031. On January 6, 2018, the Company received its patent for the “Voltage bus protection and isolation devices”, which expires on January 5, 2032.

The Company has no licenses, franchises or labor contracts. The Company’s has two trademarks registered with the U.S. Patent and Trademark Office.

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

In 2020, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,431,000 ($1,707,000 in 2019). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,227,000 in non-recurring engineering revenue with $1,722,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one-year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives and independent stocking distributors. Approximately 5% of the sales for fiscal year 2020 (11% in 2019) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $7,966,000 in 2020 compared to $8,507,000 in 2019, or 36% and 33% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 66% of the Company’s revenues in 2020 compared to 59% in 2019.

The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, and Boeing. One customer accounted for 20% of the Company’s sales during 2020 and 2019.

BACKLOG

At November 30, 2020, the Company had a backlog of unfilled orders totaling approximately $29,793,000 compared to approximately $22,021,000 at November 30, 2019. The majority of the increase was associated with 3 new custom products orders for $4,000,000 and an increase in $2,900,000 in orders on existing products.

Human Capital

Micropac Industries, Inc., is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success .

At November 30, 2020, the Company had 143 full-time employees (compared to 132 at November 30, 2019), of which 14 were executive and managerial employees, 39 were engineers and quality-control personnel, 24 were clerical and administrative employees, and 66 were production personnel. None of the Company’s employees are covered by collective bargaining agreements.

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

There are approximately 44 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company’s primary competitors are Anaren Microwave, Broadcom Inc., Cobham Advanced Electronic Solutions, and Infineon Technologies.

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

Item 1A.	Material Risk Factors

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

Concentration Related Risk Factors

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 66% of the Company’s revenues in 2020 compared to 59% in 2019. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, and Boeing. One customer accounted for 20% of the Company’s sales during 2020 and 2019. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

In addition, the Company has several custom commercial products with a current backlog of $4,907,000. The loss of these custom products or a significant reduction in their purchases would be likely to adversely affect our business.

Financing Related Risk Factors

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

Operations Related Risk Factors

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

Regulatory Related Risk Factors

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

Market Related Risk Factors

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

General Risk Factors

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

In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center in the future. The Company is currently working with a contractor on the design of the new facility.

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

Market Information, Holders and Dividends

On February 5, 2021 there were 438 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Market Pink Sheets under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2020	PRICE	PRICE
Fourth Quarter	$12.75	$10.75
Third Quarter	$15.00	$11.26
Second Quarter	$15.25	$11.95
First Quarter	$16.99	$12.20

Fiscal Year Ended November 30, 2019
Fourth Quarter	$14.24	$10.50
Third Quarter	$12.24	$9.30
Second Quarter	$10.00	$9.00
First Quarter	$9.52	$8.12

The market price of a share of the common stock as of February 5, 2021, the latest practical date, was $12.50.

During the three month period ended November 30, 2020, approximately 45,800 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $10.75 to $12.75 per share. For the two year period ending November 30, 2020, approximately 318,900 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $8.12 to a high of $16.99. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 10, 2019, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 8, 2020. The dividend was paid to shareholders on February 14, 2020.

On December 8, 2020, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 6, 2021. The dividend will be paid to shareholders on or about February 12, 2021.

Securities Issued under Equity Compensation Plan

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	11/30/20	11/30/19

Net Sales	100.0%	100.0%

Cost of goods sold	61.4%	54.0%
Research and Development	6.4%	6.7%
Selling, General, and Administrative	24.9%	22.3%
Cost & Expenses	92.7%	83.0%

Operating Income	7.3%	17.0%

Other income and interest income net	0.3%	0.5%

Income before Income Taxes	7.6%	17.4%

Provision for taxes	1.0%	2.9%

Net Income	6.6%	14.6%

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

Company sales totaled $22,274,000 resulting in a decrease of $3,176,000 from 2020. The majority of the decrease in sales were due to timing of shipments of $8,268,000 of backlog from customers on custom sensor products and a decrease in sales of space level solid state relays compared to 2019.

At November 30, 2020, the Company had a backlog of unfilled orders totaling approximately $29,793,000 compared to approximately $22,021,000 at November 30, 2019. The majority of the increase was associated with 3 new custom products orders for $4,000,000 and an increase in $2,900,000 in orders on existing products.

New orders for fiscal year 2020 totaled $30,012,000 compared to $30,179,000 for fiscal 2019. Approximately $6,677,000 of the new orders received in 2020 was delivered to customers in 2020, along with approximately $15,597,000 of the Company’s $22,021,000 backlog of orders at November 30, 2019 resulting in revenue of $22,208,000.

Cost of goods sold, as a percentage of net sales, was 61.4% in 2020 compared to 54.0% in 2019 with lower margins from the decrease in sales of space level solid state relay microelectronic products. In actual dollars, cost of sales decreased $78,000 for 2020 versus 2019. The delay in shipments of custom products, lower sales of space level solid state relays with traditional higher margins, and approximately $540,000 associated with COVID-19 production down time resulted in lower overall gross margin.

In 2020, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,431,000 ($1,707,000 in 2019). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,227,000 in non-recurring engineering revenue with $1,722,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 24.9% of net sales in 2020 compared to 22.3% in 2019. In dollars expensed, selling, general and administrative expenses totaled $5,543,000 in 2020 as compared to $5,673,000 in 2019, an decrease or $130,000.

Other income and net interest income for fiscal 2020 totaled $65,000 compared to $122,000 for fiscal 2019.

Income before taxes for fiscal 2020 was approximately $1,690,000, or 7.6% of net sales, compared to $4,439,000, or 17.4% of net sales in fiscal 2019.

Provisions for income tax for fiscal 2020 totaled $218,000 compared $726,000 for fiscal 2019. The Company’s effective income tax rate was 13.0% for the year ended November 30, 2020 and 16.5% for the year ended November 30, 2019.

Net income totaled approximately $1,472,000 or $0.57 per share in 2020 versus 2019 net income of $3,713,000 or $1.44 per share.

Impact of COVID-19 on our Business

The spread of the COVID-19 virus during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. The Company continues to monitor our supply chain and orders from customers for COVID-19 pandemic related changes. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. We have been staggering some shifts and otherwise adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We have established and implemented a work from home provision where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

We experienced multiple confirmed case of COVID-19 during 2020, which caused us to shut down our Garland facility for a few days to thoroughly clean the facility and address employee concerns. Production in the Garland facility has been impacted, although we are not able to quantify the impact at this time. Our maquiladora contractor in Mexico was shut down during April and May but reopened as of mid-June at limited capacity due to local restrictions in that area. We have relocated some of that production to our Garland facility. We are working with our customers to meet their current requirements and believe that our customers have not incurred any major impact related to our position in their supply chain as of the date of this filing. The combined impact of reduced production in the Garland facility as well as stopped production from Mexico has impacted our cost of production by an estimated 2% to 3% in 2020 due to overhead cost that could not be allocated to work in process.

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

Liquidity and Capital Resources

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

The Company used $416,000 of cash from operating activities in 2020 compared to the $3,944,000 of cash provided by operating activities in 2019. The decrease in net cash provided by operations is due to lower revenues in 2020 and an increase in inventory associated with the increase in backlog. The Company used $686,000 in cash for investment in additional manufacturing equipment and construction in process on the new facility in 2020 compared to $249,000 in 2019.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2020, the Company had $14,619,000 in cash and cash equivalents compared to $13,890,000 in cash and cash equivalents on November 30, 2019. The Company held $2,089,000 in short term investments at November 30, 2019.

The Company anticipates that it will use a combination of cash and a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas the Company purchased. In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Company management believes it will meet its 2021 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2020.

The Company has no significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended November 30, 2020, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

The core principle of revenue recognition under accounting principles generally accepted in the Unites States of America (GAAP) is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue on the majority of its customer contracts are recognized at a point in time, generally upon shipment of products. The application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing and amount of our reported revenues and net income. Other significant judgments include the estimation of the point in the manufacturing process at which we are entitled to receive payment, as well as the progress of the job order to completion in order to determine the amount of consideration earned for contractual revenue recognized over time.

The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory purchases and commitments are based upon future demand. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of changing customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period.

Depreciable and useful lives estimated for property and equipment are based on initial expectations of the period of time these assets will provide benefit. Changes in circumstances related to a change in our business or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

15	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

16	Balance Sheets as of November 30, 2020 and 2019

17	Statements of Income for the years ended November 30, 2020 and 2019

18	Statements of Shareholders’ Equity for the years ended November 30, 2020 and 2019

19	Statements of Cash Flows for the years ended November 30, 2020 and 2019

20-26	Notes to Financial Statements as of and for the years ended November 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2020 and 2019, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas

February 11, 2021

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2020 AND 2019

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2020	2019
Cash and cash equivalents	$14,619	$13,890
Short-term investments	—	2,089
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2020 and 2019	2,639	3,382
Income tax Receivable	200	—
Contract assets	512	519
Inventories:
Raw materials and supplies	5,792	4,427
Work-in process	3,345	2,616
Total inventories	9,137	7,043
Prepaid expenses and other assets	515	572
Total current assets	27,622	27,495
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	1,015	977
Construction in process equipment	1,044	645
Machinery and equipment	9,169	9,027
Total property, plant, and equipment	14,353	13,774
Less accumulated depreciation	(10,418)	(10,125)
Net property, plant, and equipment	3,935	3,649
Operating lease right to use asset	117	—
Deferred income taxes, net	27	—
Total assets	$31,701	$31,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$843	$851
Accrued compensation	981	1,287
Deferred revenue	111	390
Property taxes	129	104
Income tax	—	213
Other accrued liabilities	53	26
Total current liabilities	2,117	2,871
Operating lease liabilities	117	—
Deferred income taxes, net	—	20
Total liabilities	2,234	2,890
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30 2020 and 2019	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	29,524	28,310
Total shareholders’ equity	29,467	28,253
Total liabilities and shareholders’ equity	$31,701	$31,144

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2020 AND 2019

(Dollars in thousands except share and per share data)

	2020	2019
NET SALES	$22,274	$25,450

COST AND EXPENSES:
Cost of goods sold	13,675	13,753
Research and development	1,431	1,707
Selling, general & administrative expenses	5,543	5,673

Total cost and expenses	20,649	21,133

OPERATING INCOME	1,625	4,317

Other income	22	27
Interest income, net	43	95

INCOME BEFORE INCOME TAXES	1,690	4,439

PROVISION (BENEFIT) FOR INCOME TAXES
Current	260	663
Deferred	(42)	63
Total tax expense (benefit) provision	218	726

NET INCOME	$1,472	$3,713

NET INCOME PER SHARE, BASIC AND DILUTED	$0.57	$1.44

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2020 AND 2019

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

Balance, November 30, 2018	$308	$885	$(1,250)	$24,800	$24,743
Impact of change in accounting policy	—	—	—	55	55
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	3,713	3,713
Balance, November 30, 2019	308	885	(1,250)	28,310	28,253
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	1,472	1,472
Balance, November 30, 2020	$308	$885	$(1,250)	$29,524	$29,467

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2020 AND 2019

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income	$1,472	$3,713
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	377	379
Deferred tax expense	(47)	63
Loss on disposal of equipment	23	—
Change in right of use of asset	23	—
Changes in certain current assets and liabilities:
Decrease in accounts receivable	743	390
Increase in tax receivable	(200)	—
Decrease (increase) in contract assets	7	(276)
Increase in inventories	(2,094)	(638)
Decrease (increase) in prepaid expenses and other assets	57	(61)
Decrease in prepaid income taxes	—	434
Decrease in deferred revenue	(279)	(847)
(Decrease) increase in accounts payable	(8)	144
(Decrease) increase in accrued compensation	(306)	540
(Decrease) increase in income taxes payable	(213)	185
Decrease in lease liabilities	(23)	—
Increase (decrease) in all other accrued liabilities	52	(82)

Net cash provided by (used in) operating activities	(416)	3,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	2,089	4,138
Purchase of short-term investments	—	(4,168)
Additions to property, plant and equipment	(686)	(249)

Net cash provided by (used) in investing activities	1,403	(279)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net increase in cash and cash equivalents	729	3,407

Cash and cash equivalents at beginning of period	13,890	10,483

Cash and cash equivalents at end of period	$14,619	$13,890

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$630	$44

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Revenue Recognition

The core principle of revenue recognition under accounting principles generally accepted in the Unites States of America (GAAP) is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The Company designs, manufactures and distributes various types of microelectronic circuits, optoelectronics, and sensors and displays. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200oC) products.

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

The majority of the Company s purchase orders or contracts with customers contain a single performance obligation, the shipment of products.

3.	Determine the transaction price.

The transaction price reflects the Company s expectations about the consideration it will be entitled to receive from the customer at a fixed price per unit shipped based on the terms of the contract or purchase order with the customer. To the extent our actual costs vary from the fixed price that was negotiated, we will generate more or less profit or could incur a loss.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Nov. 30, 2020	Nov. 30, 2019
Microelectronics	$7,278	$8,037
Optoelectronics	4,984	6,356
Sensors and Displays	10,012	11,057
	$22,274	$25,450

Timing of revenue recognition
Recognized at a point in time	$21,762	$24,931
Recognized over time	512	519
Total Revenue	$22,274	$25,450

The following table summarizes the Company’s net sales by major market.

2020 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	7,656	1,809	2,749	1,044	13,258
Domestic Distribution	7,155	143	28	641	7,967
International	427	553	—	69	1,049
	15,238	2,505	2,777	1,754	22,274

2019 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	6,517	1,777	4,220	1,730	14,244
Domestic Distribution	7,705	210	121	471	8,507
International	358	2,003	—	338	2,699
	14,580	3,990	4,341	2,539	25,450

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2020	November 30, 2019
Receivables, net	2,639	3,382
Contract assets	512	519
Deferred Revenue	111	390

Revenue recognized in 2020 that was included in the deferred revenue liability balance at the beginning of the year was $367,000.

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

Short-Term Investments

The Company had $2,089,000 in short-term investments at November 30, 2019. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents. All short-term investments are securities which the Company has the ability and intent to hold to maturity and mature within one year.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2020 and November 30, 2019.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	....................................................................................................................................................................	15
Facility improvements	..............................................................................................................................................	8-15
Machinery and equipment	.....................................................................................................................................	5-10
Furniture and fixtures	..............................................................................................................................................	5-8

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2020 and 2019, the Company had no dilutive potential common stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	FAIR VALUE MEASUREMENT:

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2020 and 2019.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2020 and 2019.

4.	NOTES PAYABLE TO BANKS:

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

Warranty expense was approximately $185,000 and $117,000 in 2020 and 2019, respectively.

The following table summarizes product warranty activity recorded during the years ended November 30, 2020 and 2019.

	2020	2019
Beginning balance	$25	$25
Additions for current year provision	185	117
Payments for current year	(150)	(117)
Ending balance	$60	$25

6.	LEASE COMMITMENTS;

Rent expense for each of the years ended November 30, 2020 and 2019 was $51,000 and $50,000 respectively.

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

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets upon adoption of ASC 842. The Company had an operating lease expense of $51,000 for the first nine months of 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The undiscounted future minimum lease payments consist of the following at:

11/30/2020
2021	53,000
2022	55,000
2023	14,000
Total lease payments	122,000
Interest	5,000
Present value of lease liabilities	$117,000

7.	EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the Plan). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $360,000 in 2020 and $363,000 in 2019. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

8.	INCOME TAXES:

The income tax provision (benefit) consisted of the following for the years ended November 30:

	2020	2019
Current Provision:
Federal	$219,000	$625,000
State	41,000	38,000
	260,000	663,000

Deferred federal tax expense	(42,000)	63,000

Total	$218,000	$726,000

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2020	2019
Tax at statutory rate	$355,000	$932,000
State income taxes, net of federal benefit	32,000	31,000
Research and Development Tax Credit	(186,000)	(277,000)
Permanent differences and other	17,000	40,000

Income tax provision (benefit)	$218,000	$726,000

The components of deferred tax assets and liabilities were as follows:

	2020	2019
Deferred tax assets (liabilities)
Inventory	$231,000	$215,000
Deferred revenue, sales returns and warranty	12,000	8,000
Other accrued liabilities	50,000	35,000
Depreciation	(266,000)	(278,000)
Net deferred assets (liabilities)	$27,000	$(20,000)

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

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 66% of the Company’s revenues in 2020 compared to 59% in 2019. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, Raytheon, and Boeing. One customer accounted for 20% of the Company’s sales during 2020 and 2019. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

10.	SHAREHOLDERS’ EQUITY:

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

11.	SUBSEQUENT EVENTS:

On December 8, 2020, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 6, 2021. The dividend will be paid to shareholders on or about February 12, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2020, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2020 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2020.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders, as set forth below. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 11, 2021.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	66	CEO, President and Member
		of Audit Committee and
		Chairman of the Board	October 2005

Heinz-Werner Hempel	92	Director and Member of
		Audit Committee	February 1997

Christine B. Dittrich	68	Director and Member of
		Audit Committee	October 2015

Gerald Tobey	67	Director and Member of
		Audit Committee	June 2017

Donald Robinson	55	Director and Member of
		Audit Committee	December 2019

Shaunna Black	66	Director and Member of
		Audit Committee	December 2019

Patrick S. Cefalu	63	CFO, Executive Vice President	N/A

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

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2020. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2020. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Donald Robinson, Mr. Hoesterey, Ms. Dittrich, Ms. Shaunna Black and Mr. Gerald Tobey.

The Audit Committee held four (4) meetings during the year ended November 30, 2020. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2020. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2020
	Director	Audit Committee	Other fees	Total Fees
Shaunna Black	$16,000	$3,000	—	$19,000
Richard K. Hoesterey	$17,500	$3,000	—	$20,500
Donald Robinson	$17,500	$3,000	—	$20,500
Christine Dittrich	$17,500	$3,000	—	$20,500
Gerald Tobey	$17,500	$3,000	—	$20,500

Mr. King does not receive any additional compensation for serving as a Director and as a member of the Audit Committee.

Audit Committee

The Board of Directors formed an Audit Committee on May 13, 2002. The members of the Audit Committee operate pursuant to a charter developed by the Board of Directors. The Board has determined that all Audit Committee members qualify as an “audit committee financial expert” for purposes of the rules and regulations of the SEC and that each of these members is sufficiently proficient in reading and understanding our financial statements to serve on the Audit Committee.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2020, for filing with the Securities and Exchange Commission.

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

Nominating, Compensation and Corporate Governance

The Board of Directors does not have a nominating, compensation committee or corporate governance committee or committees performing similar functions.

The Directors of the Company are responsible for developing and recommending corporate governance guidelines, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board. In addition, the Directors are responsible for considering and recommending the compensation arrangements for senior management. As part of its other responsibilities, they provide general oversight of our compensation structure, and, if deemed, necessary, retains and approves compensation consultants and other compensation experts. Other specific duties and responsibilities of reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors.

Board Leadership Structure

Our Board of Directors does not have a policy on whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interest of us and our stockholders.

The Board of Directors believes that Mr. King’s service as both Chief Executive Officer and Chairman of the Board is in the best interest of us and our stockholders. Mr. King possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, to ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and customers and suppliers.

Our Board of Directors believes that the independent directors provide effective oversight of management.

Board of Directors’ Role in the Oversight of Risk Management

The Board of Directors has designated the Audit Committee to take the lead in overseeing risk management at the Board of Directors level. Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties. In this role, the Audit Committee receives reports from management, independent registered public accounting firm, outside legal counsel, and other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

In addition to the formal compliance program, our Board of Directors encourage management to promote a corporate culture that understands risk management and incorporates it into our overall corporate strategy and day-to-day business operations.

Employee, Officer and Director Hedging

None

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on information provided by such persons and a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2020, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2021 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2020, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2020.

Annual Compensation
Name and Principal Position	Year	Annual Salary	Bonus	All Other Compensation (a)	Total

Mark King,	2020	$300,391	$36,000	$41,280	$378,211
President and	2019	$286,536	$15,000	$36,115	$337,651
Chief Executive Officer (1)	2018	$283,706	$14,000	$34,603	$334,309

Patrick Cefalu,	2020	$186,889	$36,000	$33,065	$256,854
Vice President and	2019	$178,264	$15,000	$30,748	$224,012
Chief Financial Officer	2018	$173,358	$14,000	$29,595	$216,953

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

(2) Effective February 2004, Mr. Cefalu entered into an employment agreement that Mr. Cefalu would serve as Executive Vice President and Chief Financial Officer for a term of two (2) years. On April 6, 2020, the employment agreement was amended to extend the term for three (3) years and the remaining terms and conditions of the Employment Agreement shall remain if full force and effect.

The Board of Directors reviews and approves the Company’s annual bonus payments structure. In 2020 Mr. King and Mr. Cefalu received a bonus payment of $36,000 in December 2020.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2020, the Company paid $14,052 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2020, the Company made contributions to the Plan for Mr. King in the amount of $16,800 and for Mr. Cefalu in the amount of $13,373 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2020.

During the fiscal year ended November 30, 2020, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $10,968 and $6,540, respectively.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

Shaunna Black (3)	0	0%

Patrick Cefalu	0	0%

Christine Dittrich (3)	0	0%

Mark King (3)	14,100	Less than 0.6%

Donald Robinson (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors as a group	1,966,677	76.3%
(7 Persons)

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2020.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2020 and November 30, 2019, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $136,000 and $129,500, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $26,500 in 2020, and $26,000 in 2019.

ALL OTHER FEES

Whitley Penn LLP fees for audit of the Company’s 401K plan was $10,000 in 2020 and 2019.

The Audit Committee requests that the Principal Accounting Firm provide the committee with the anticipated charges of all accounting and tax related services to be performed in advance of performing such services. The Audit Committee approves all services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

3.1	Bylaws – In the form of Exhibit 3.1 to the Form 8-K filed March 3, 2011 which is incorporated herein.

4.1	Certificate of Incorporation – In the form of Exhibit 4.1 to the Form S-8 filed August 15, 2001 which is incorporated herein.

10.4	Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.4 to the Form 10KSB filed August 23, 2004 which is incorporated

10.7	Code of Ethics – In the form attached as Exhibit 10.7 to the Form 10KSB filed August 23, 2005 which is incorporated herein

10.11	Restated and Amended Employment Agreement with Mark W. King dated June 1, 2009– attached hereto.

10.12	Amended Employment Agreement with Patrick Cefalu dated April 6, 2020 – attached hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPAC INDUSTRIES, INC.

	By:	/s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Patrick Cefalu
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated: 02/11/2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on 02/11/2021.

/s/ Mark King	/s/ Heinz-Werner Hempel
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Richard Hoesterey	/s/ Gerald Tobey
Richard Hoesterey, Director	Gerald Tobey, Director

/s/ Christine Dittrich	/s/ Shaunna Black
Christine Dittrich, Director	Shaunna Black, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2020

MARK KING

President and Chief Executive Officer

Chairman of the Board

Micropac Industries, Inc.

HEINZ-WERNER HEMPEL

Chief Operating Officer

Hanseatishe Waren Handelsgesellschaft MBH & Co. KG, Bremen, Germany

DONALD ROBINSON

Managing Partner

Metre22, Inc

CHRISTINE DITTRICH

Retired

GERALD TOBEY

Retired

SHAUNNA BLACK

Retired

PATRICK CEFALU

Executive Vice President

Chief Financial Officer

Micropac Industries, Inc.

LEGAL COUNSEL	TRANSFER AGENT & REGISTRAR
Whitaker Chalk Swindle & Schwartz PLLC	Securities Transfer
Fort Worth, Texas	Plano, Texas