Form 10-K/A
period 2020-11-30
MICROPAC INDUSTRIES INC
filed 2021-02-23
CIK 65759

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended November 30, 2020 on February 11, 2021 (the “Form 10-K”). The registrant is filing this Amendment solely to correct a typographical error on the signature page and add a director name and signature.

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

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

3.1	Bylaws – In the form of Exhibit 3.1 to the Form 8-K filed March 3, 2011 which is incorporated herein.

4.1	Certificate of Incorporation – In the form of Exhibit 4.1 to the Form S-8 filed August 15, 2001 which is incorporated herein.

10.4	Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.4 to the Form 10KSB filed August 23, 2004 which is incorporated herein.

10.7	Code of Ethics – In the form attached as Exhibit 10.7 to the Form 10KSB filed August 23, 2005 which is incorporated herein

10.11	Restated and Amended Employment Agreement with Mark W. King dated June 1, 2009– In the form attached as Exhibit 10.11 to the Form 10K filed February 11, 2021 which is incorporated herein.

10.12	Amended Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.12 to the From 10K filed February 11, 2021 which is incorporated herein.

Item 16.	Form 10-K Summary

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

/s/ Mark King	/s/ Heinz-Werner Hempel
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Donald Robinson	/s/ Gerald Tobey
Donald Robinson, Director	Gerald Tobey, Director

/s/ Christine Dittrich	/s/ Shaunna Black
Christine Dittrich, Director	Shaunna Black, Director

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