Form 10-Q
period 2021-02-27
MICROPAC INDUSTRIES INC
filed 2021-04-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of large accelerated filer,” accelerated filer,” smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Emerging growth company [ ]
Accelerated filer [ ] Non-accelerated filer [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

On April 13, 2021 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 27, 2021

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 27, 2021 (unaudited) and November 30, 2020

Condensed Statements of Operations for the three months ended February 27, 2021 and February 29, 2020 (unaudited)

Condensed Statements of Cash Flows for the three months ended February 27, 2021 and February 29, 2020 (unaudited)

Statements of Shareholders’ Equity for the three months ended February 27, 2021 and February 29, 2020 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A - RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	2/27/2021	11/30/2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$13,330	$14,619
Receivables, net of allowance for doubtful accounts of $0 at February 27, 2021 and November 30, 2020	1,567	2,639
Income tax receivable	—	200
Contract assets	723	512
Inventories:
Raw materials and supplies	5,962	5,792
Work-in process	3,910	3,345
Total inventories	9,872	9,137
Prepaid expenses and other assets	349	515
Prepaid income tax	267	—
Total current assets	26,108	27,622
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	1,018	1,015
Construction in process equipment	1,542	1,044
Machinery and equipment	9,312	9,169
Total property, plant, and equipment	14,997	14,353
Less accumulated depreciation	(10,481)	(10,418)
Net property, plant, and equipment	4,516	3,935
Operating lease right to use asset	105	117
Deferred income taxes, net	27	27
Total assets	$30,756	$31,701
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$786	$843
Accrued compensation	687	981
Deferred revenue	132	111
Property taxes	78	129
Other accrued liabilities	98	53
Total current liabilities	1,781	2,117
Operating lease liabilities	67	117
Total liabilities	1,848	2,234
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 27, 2021 and November 30, 2020	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	28,965	29,524
Total shareholders’ equity	28,908	29,467
Total liabilities and shareholders’ equity	$30,756	$31,701

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	02/27/2021	02/29/2020

NET SALES	$4,050	$5,957

COST AND EXPENSES:

Cost of goods sold	(2,690)	(3,325)

Research and development	(344)	(478)

Selling, general and administrative expenses	(1,390)	(1,376)

Total cost and expenses	(4,424)	(5,179)

OPERATING INCOME (LOSS)	(374)	778

Other income, net	24	26

INCOME (LOSS) BEFORE TAXES	(350)	804

(Provision) benefit for taxes	49	(112)

NET INCOME (LOSS)	$(301)	$692
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.12)	$0.27

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	02/27/2021	02/29/2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(301)	$692
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	98	98
Amortization	12	12
Change in right of use of asset	12	12
Changes in certain current assets and liabilities
Accounts receivable	1,072	(93)
Contract assets	(211)	(345)
Inventories	(735)	(735)
Prepaid expense and other current assets	166	131
Prepaid income taxes	(71)	0
Deferred revenue	21	(148)
Accounts payable	(57)	(14)
Income taxes	—	105
Lease liabilities	(12)	(12)
Accrued compensation	(292)	(622)
Other accrued liabilities	(44)	(67)

Net cash used in operating activities	(354)	(998)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of short term investments	—	2,090
Purchase of short term investments	—	(1)
Additions to property, plant and equipment	(677)	(17)

Net cash provided by (used in) investing activities	(677)	2,072

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Net cash used in financing activities	(258)	(258)

Net change in cash and cash equivalents	(1,289)	816

Cash and cash equivalents at beginning of period	14,619	13,890

Cash and cash equivalents at end of period	$13,330	$14,706
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$243	$7

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 27, 2021 AND FEBRUARY 29, 2020

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2019	$308	$885	$(1,250)	$28,310	$28,253

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	692	692

BALANCE, February 29, 2020	$308	$885	$(1,250)	$28,744	$28,687

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2020	$308	$885	$(1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	$(1,250)	$28,965	$28,908

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

The Company’s core technology are microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 438 shareholders on February 27, 2021.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 27, 2021, the results of operations and cash flows for the three months ended February 27, 2021 and February 29, 2020. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2020 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

The Company's revenue on the majority of its customer contracts are recognized at a point in time, generally upon shipment of products.

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

The Company’s transaction price is the fixed price per unit per each delivery upon shipment.

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

For certain contracts under which the Company produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle, the Company recognizes revenue for the cost incurred of work in process plus a margin at the end of each period and records a contract asset (unbilled receivable). The majority of these products are shipped weekly and monthly to the customers and the contracts require us to manage and limit the level of work in process to meet the scheduled delivery dates.

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed and performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Feb. 27, 2021	Feb. 29, 2020
Microelectronics	$723	$1,828
Optoelectronics	1,379	1,574
Sensors and Displays	1,948	2,555
	$4,050	$5,957

Timing of revenue recognition
Recognized at a point in time	$3,327	$5,093
Recognized over time	723	864
Total Revenue	$4,050	$5,957

The following table summarizes the Company’s net sales by major market.

2021 First Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,423	$219	$550	$148	$2,340
Domestic Distribution	1,027	364	0	119	1,510
International	63	127	—	10	200
	$2,513	$710	$550	$277	$4,050

2020 First Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,142	$685	$757	$395	$2,979
Domestic Distribution	2,492	—	5	110	2,607
International	168	171	—	32	371
	$3,802	$856	$762	$537	$5,957

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	February 27, 2021	November 30, 2020
Receivables	$1,567	$2,639
Contract assets	$723	$512
Deferred revenue	$132	$111

There was no revenue recognized in 2021 that was included in the deferred revenue liability balance at the beginning of the year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $12,000 for the first three months of 2021 and 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The undiscounted future minimum lease payments consist of the following at:

2/27/2021
2021	40,000
2022	55,000
2023	14,000
Total lease payments	109,000
Interest	4,000
Present value of lease liabilities	$105,000

Short-Term Investments

The Company had no short-term investments at February 27, 2021 or November 30, 2020. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 27, 2021 or November 30, 2020.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 27, 2021 and February 29, 2020, the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 27, 2021 or November 30, 2020.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at February 27, 2021 or November 30, 2020.

Note 5 COMMITMENTS

The Company obtained a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas that the Company has purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan, in amounts not to exceed a total principal balance of $16,160,000 with an interest rate of (3.40%) per annum.

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” (Attached as Exhibit 10.2 hereto). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the “Company” as borrower and Frost as lender.

Construction Loans.  Subject to the terms of the Loan Agreement, Frost will lend to the Company an aggregate amount not to exceed $16,160,000.00.

Principal and interest shall be due and payable monthly in an amounts determined by Lender required to fully amortize the outstanding principal balance of this Note over a period of twenty-five (25) years, payable on the twenty-sixth (26th) day of each and every calendar month, beginning April 26, 2023, and continuing regularly thereafter until March 26, 2031, when the entire amount hereof, principal and accrued interest then remaining unpaid, shall be then due and payable; interest being calculated on the unpaid principal each day principal is outstanding and all payments made credited to any collection costs and late charges, to the discharge of the interest accrued and to the reduction of the principal, in such order as Lender shall determine.

The interest rate of (3.40%) per annum including an Interest-Only Period. Interest only shall be due and payable monthly as it accrues on the twenty-sixth (26th) day of each and every calendar month, beginning April 26, 2021, and continuing regularly and monthly thereafter until March 26, 2023; interest being calculated on the unpaid principal each day principal is outstanding and all payments made credited to any collection costs and late charges, to the discharge of the interest accrued and to the reduction of the principal, in such order as Lender shall determine.

The loan shall be secured by a “Deed of Trust, Security Agreement – Financing Statement” covering the 9.2 acre tract in Garland, Texas and the improvements made on it.

Revolving Credit Loans.  Subject to the terms of the, Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000.00, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to the lesser of (a) a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-quarter percent (3.25%).

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 27, 2021 and February 29, 2020, the Company had no dilutive potential common stock instruments.

Note 7 SHAREHOLDERS’ EQUITY

On December 8, 2020, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 6, 2021. The dividend was paid to shareholders on February 12, 2021.

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

The Company’s core technology are microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended February 27, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended
	2/27/2021	02/29/2020
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	66.4%	55.8%
Research and development	8.5%	8.0%
Selling, general & administrative expenses	34.3%	23.1%
Total cost and expenses	109.2%	86.9%

OPERATING INCOME (LOSS)	(9.2)%	13.1%

Other income, net	0.6%	0.4%

INCOME (LOSS) BEFORE TAXES	(8.6)%	13.5%

(Provision) benefit for taxes	1.2%	(1.9)%

INCOME (LOSS)	(7.4)%	11.6%

Sales for the first quarter ended February 27, 2021 totaled $4,050,000. Sales for the first quarter decreased 32% or $1,907,000 below sales for the first quarter of 2020. The decrease in sales were across all product lines with the majority of the decrease in standard solid state relays associated with timing of new orders and shipments for the standard solid state relay products. The company is expecting an additional $4,000,000 in new orders in the second quarter for standard solid state relay products. In addition, the Company was shut down for a week in February due to the Texas winter storm resulting in a week of lost production and associated shipments.

Two customers accounted for 17% and 12% of the Company’s sales for the first quarter of 2021 and two customers accounted for 27% and 11% of the Company’s sales for the first quarter of 2020. Two of the customers are distributors that sell to multiple customers.

Cost of goods sold for the first quarter of 2021 and 2020 totaled 66.4% and 55.8% of net sales, respectively. Cost of sales decreased $635,000 or 32% for the first quarter of 2021, as compared to the first quarter of 2020, resulting in lower margins due to under absorbed overhead.

Research and development cost decreased $134,000 for the first quarter of 2021 compared to the same period of 2020. The research and development expenditures were associated with the continued development of power management products, sensor products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2021 totaled 34.3% of net sales, compared to 23.1% for the same period in 2020. Selling, general and administrative expenses increased $14,000 in the first quarter of 2021 as compared to 2020.

Provisions for taxes decreased $161,000 for the first quarter of 2021 compared to the same period in 2020. The estimated effective tax rate was 14% for the first quarter of 2021 and the first quarter of 2020.

The Company had a net loss in the first quarter of 2021 of $301,000 compared to a net income of $692,000 in the first quarter of 2020 associated with the lower sales compared to 2020 resulting in the first quarter loss due to under absorbed overhead and selling, general and administrative expense.

Liquidity and Capital Resources

The Company will use a combination of cash and a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas the Company purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan as discussed in Note 5 to the condensed financial statements.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $13,330,000 as of February 27, 2021 compared to $14,619,000 on November 30, 2020, an decrease of $1,289,000. The decrease in cash and cash equivalents is attributable to $354,000 cash used in operations, a payment of a cash dividend of $258,000, and $677,000 invested in equipment and design effort on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for the first quarter of 2021 totaled $5,549,000 compared to $5,597,000 for the comparable period of 2020. Backlog totaled $31,586,000 on February 27, 2021 compared to $21,889,000 as of February 29, 2020 and $29,727,000 on November 30, 2020. The majority of the increase in backlog is associated with domestic military products. Approximately $21,000,000 of the current backlog is expected to ship during the remainder of 2021.

2021 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$14,769	$2,975	$2,803	$2,284	$22,831
Domestic Distribution	6,941	614	0	451	$8,006
International	104	527	—	118	$749
	$21,814	$4,116	$2,803	$2,853	$31,586

2021 Current Backlog by Product Line
Microelectronics	$6,720
Optoelectronics	10,118
Sensors and Displays	14,748
$31,586

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

We experienced multiple confirmed case of COVID-19 during 2021 and 2020, which caused us to shut down our Garland facility for a few days to thoroughly clean the facility and address employee concerns. Production in the Garland facility has been impacted, although we are not able to quantify the impact at this time. Our maquiladora contractor in Mexico was shut down during April and May of 2020 but reopened as of mid-June at limited capacity due to local restrictions in that area.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 27, 2021 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 27, 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 27, 2021 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

On March 5, 2021, Micropac Industries, Inc. held its Annual Meeting. Of the 2,578,315 shares of common stock outstanding and entitled to vote, 2,215,150 shares, or 85.9%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Proposal One: To elect six directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified;

Nominee	Votes For	Votes Withheld
Mark King	2,207,497	7,653
Heinz-Werner Hempel	2,207,497	7,653
Christine B. Dittrich	2,207,497	7,653
Gerald Tobey	2,207,497	7,653
Donald Robinson	2,207,497	7,653
Shaunna Black	2,207,497	7,653

ITEM 6.	EXHIBITS

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

April 13, 2021	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 13, 2021	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer