Form 10-Q
period 2021-05-29
MICROPAC INDUSTRIES INC
filed 2021-07-13
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 272-3571

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MPAD	NONE

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

Large accelerated filer ☐	Emerging growth company ☐
Accelerated filer ☐ Non-accelerated Filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 13, 2021 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 29, 2021

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 29, 2021 (unaudited) and November 30, 2020

Condensed Statements of Operations for the three and six months ended May 29, 2021 and May 30, 2020 (unaudited)

Condensed Statements of Cash Flows for the six months ended May 29, 2021 and May 30, 2020 (unaudited)

Statements of Shareholders’ Equity for the three and six months ended May 29, 2021 and May 30, 2020

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	05/29/2021	11/30/2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$13,053	$14,619
Receivables, net of allowance for doubtful accounts of $0 at May 29, 2021 and November 30, 2020	3,719	2,639
Income tax receivable	—	200
Contract assets	906	512
Inventories:
Raw materials and supplies	5,802	5,792
Work-in process	3,647	3,345
Total inventories	9,449	9,137
Prepaid expenses and other assets	491	515
Total current assets	27,618	27,622
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	1,018	1,015
Construction in process	2,239	1,044
Machinery and equipment	9,318	9,169
Total property, plant, and equipment	15,700	14,353
Less accumulated depreciation	(10,576)	(10,418)
Net property, plant, and equipment	5,124	3,935
Operating lease right to use asset	93	117
Deferred income taxes, net	27	27
Total assets	$32,862	$31,701
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,267	$843
Accrued compensation	890	981
Deferred revenue	217	111
Property taxes	135	129
Other accrued liabilities	85	53
Total current liabilities	2,594	2,117
Operating lease liabilities	67	117
Total liabilities	2,661	2,234
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 29, 2021 and November 30 2020	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	30,258	29,524
Total shareholders’ equity	30,201	29,467
Total liabilities and shareholders’ equity	$32,862	$31,701

See accompanying notes to financial statements

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six months ended
	05/29/2021	05/30/2020	05/29/2021	05/30/2020

NET SALES	$7,635	$5,877	$11,685	$11,834

COST AND EXPENSES:

Cost of goods sold	(4,141)	(3,543)	(6,831)	(6,868)

Research and development	(398)	(408)	(743)	(886)

Selling, general & administrative expenses	(1,590)	(1,358)	(2,979)	(2,733)

Total cost and expenses	(6,129)	(5,309)	(10,553)	(10,487)

OPERATING INCOME	1,506	568	1,132	1,347

Other income (expense), net	(3)	1	21	26

INCOME BEFORE TAXES	1,503	569	1,153	1,373

Provision for taxes	210	80	161	192

NET INCOME	$1,293	$489	$992	$1,181
NET INCOME PER SHARE, BASIC AND DILUTED	$0.50	$0.19	$0.38	$0.46

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	5/29/2021	5/30/2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$992	$1,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	197	193
Loss on disposal of equipment	—	23
Change in right of use of asset	23	23
Changes in certain current assets and liabilities
Accounts receivable	(1,080)	76
Contract Assets	(394)	(147)
Inventories	(312)	(1,164)
Prepaid expense and other current assets	86	235
Prepaid income taxes	223	14
Accrued compensation	(92)	(492)
Deferred revenue	106	(98)
Accounts payable	8	183
Income taxes	(85)	(227)
Other accrued liabilities	13	(56)
Lease liabilities	(23)	(23)
Net cash used in by operating activities	(338)	(279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	—	2,089
Additions to property, plant and equipment	(970)	(122)
Net cash provided by (used in) investing activities	(970)	1,967
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from short term debt	—	1,924
Repayment of short term debt	—	(1,924)
Net cash used in financing activities	(258)	(258)
Net change in cash and cash equivalents	(1,566)	1,430
Cash and cash equivalents at beginning of period	14,619	13,890
Cash and cash equivalents at end of period	$13,053	$15,320
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$24	$419
Supplemental Non-Cash Flow Disclosure:
Accrued additions to equipment	$414	$—

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MAY 29, 2021 AND MAY 30, 2020

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2019	$308	$885	($1,250)	$28,310	$28,253

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	692	692

BALANCE, February 29, 2020	$308	$885	($1,250)	$28,744	$28,687

Net income	—	—	—	489	489

BALANCE, May 30, 2020	$308	$885	($1,250)	$29,233	$29,176

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2020	$308	$885	($1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	($1,250)	$28,965	$28,908

Net income	—	—	—	1,293	1,293

BALANCE, May 29, 2021	$308	$885	($1,250)	$30,258	$30,201

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 BASIS OF PRESENTATION

Business Description

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products. Additional products include integrated electronics solutions such as power supplies, satellite optical transceiver media converters and lighting systems for satellites.

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 437 shareholders on May 29, 2021.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 29, 2021, the results of operations for the three and six months ended May 29, 2021 and May 30, 2020 and the cash flows for the six months ended May 29, 2021 and May 30, 2020. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s Net Sales by Product Line.

	5/29/2021		5/30/2020
Microcircuits		$2,741		$3,526
Optoelectronics		3,774		3,000
Sensors and Displays		5,170		5,308
	$11,685		$11,834

Timing of revenue recognition
Transferred at a point in time		$10,779		$11,168
Transferred over time		906		666
Total Revenue		$11,685		$11,834

The following table summarizes the Company’s Net Sales by Major Market.

2021 Second Quarter Sales by Major Market
		Military		Space		Medical		Commercial		Total
Domestic Direct		$2,588		$951		$1,158		$140		$4,836
Domestic Distribution		2,308		172		—		178		2,658
International		64		9		—		68		141
	$4,960		$1,131		$1,158		$386		$7,635

2020 Second Quarter Sales by Major Market
		Military		Space		Medical		Commercial		Total
Domestic Direct		$1,481		$563		$1,057		$98		$3,199
Domestic Distribution		2,071		2		8		168		$2,249
International		137		287		—		5		$429
	$3,689		$852		$1,065		$271		$5,877

2021 Six Months Sales by Major Market
		Military		Space		Medical		Commercial		Total
Domestic Direct		$4,011		$1,170		$1,708		$298		$7,176
Domestic Distribution		3,335		536		—		297		4,168
International		127		136		—		78		341
	$7,473		$1,841		$1,708		$663		$11,685

2020 Six Months Sales by Major Market
		Military		Space		Medical		Commercial		Total
Domestic Direct		$2,623		$1,248		$1,814		$493		$6,178
Domestic Distribution		4,563		2		13		278		$4,856
International		305		458		—		37		$800
	$7,491		$1,708		$1,827		$808		$11,834

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	May 29, 2021	November 30, 2020
Receivables, net	$3,719	$2,639
Contract assets	$906	$512
Contract liabilities	$217	$111

Revenue recognized in 2021 that was included in the deferred revenue liability balance at the beginning of the year was approximately $2,000.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $25,000 for the first six months of 2021 and $23,000 for the first six months of 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the Company would have to pay to borrow on the Company’s line of credit. The remaining lease term is twenty five months.

The Undiscounted Future Minimum Lease Payments consist of the following at:

5/29/2021
2021	$27,000
2022	55,000
2023	14,000
Total lease payments	96,000
Interest	3,000
Present value of lease liabilities	$93,000

Short-Term Investments

The Company had no short-term investments at May 29, 2021 or November 30, 2020. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 29, 2021 or November 30, 2020.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	.........................................................................................................................................................	15	40
Facility improvements	.........................................................................................................................................................	8	15
Machinery and equipment	.........................................................................................................................................................	5	10
Furniture and fixtures	.........................................................................................................................................................	5	8

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

The cost of all projects for construction of buildings, other improvements, and equipment assets that are in progress (under way) at a particular point in time are reported as construction in process until such time as the project is complete. Depreciation is not applicable while assets are accounted for as construction in process. Once the asset is placed into service into the appropriate category of fixed assets, it will be depreciated over the applicable useful life.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 29, 2021 and November 30, 2020.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at May 29, 2021 and November 30, 2020.

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

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” (Attached as Exhibit 10.2 hereto). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate (3.25% at May 29, 2021). The Revolving Loan Agreement was originally entered into on January 23, 2013, between the “Company” as borrower and Frost as lender.

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

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six months ended May 29, 2021 and May 30, 2020, the Company had no dilutive potential common stock instruments.

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

Business

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products. Additional products include integrated electronics solutions such as power supplies, satellite optical transceiver media converters and lighting systems for satellites.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended May 29, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Actual results could differ from these estimates.

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

Depreciable and useful lives estimated for property and equipment are based on initial expectations of the period of time these assets will provide benefit. Changes in circumstances related to a change in our business or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets

Results of Operations

	Three months ended		Six months ended
	5/29/2021	5/30/2020	5/29/2021	5/30/2020
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	54.3%	60.3%	58.4%	58.0%
Research and development	5.2%	6.9%	6.4%	7.5%
Selling, general & administrative expenses	20.8%	23.1%	25.5%	23.1%
Total cost and expenses	80.3%	90.3%	90.3%	88.6%

OPERATING INCOME BEFORE INTEREST	19.7%	9.7%	9.7%	11.4%
AND INCOME TAXES

Other income (expense), net	0.0%	0.0%	0.2%	0.2%

INCOME BEFORE TAXES	19.7%	9.7%	9.9%	11.6%

Provision for taxes	2.8%	1.4%	1.4%	1.6%

NET INCOME	16.9%	8.3%	8.5%	10.0%

Sales for the three and six month periods ended May 29, 2021 totaled $7,635,000 and $11,685,000, respectively. Sales for the second quarter increased $1,758,000 from the same period of 2020 while sales for the first six months of 2021 decreased $149,000 from the first six months of 2020. The majority of the increase in the three month period is related to the additional shipments that were delayed due a shut down for a week in February due to the Texas winter storm resulting in a week of lost production and associated shipments. Sales were 6% in the commercial market, 15% in the medical market, 64% in the military market, and 15% in the space market for the six months ended May 29, 2021 compared to 7% in the commercial market, 15% in the medical market, 63% in the military market, and 15% in the space market for the six months ended May 30, 2020.

One customer accounted for 20% and 19% of the Company’s sales for the three months and six months ended May 29, 2021 while one customer accounted for 25% of the Company’s sales for the three months ended May 30, 2020, and two customers accounted for 23% and 11% of the Company’s sales for the six months ended May 30, 2020.

Cost of goods sold for the second quarters of 2021 and 2020 totaled 54.3% and 60.3% of net sales, respectively, while cost of goods sold for the six months ended May 29, 2021 and May 30, 2020 totaled 58.5% and 58.0% of net sales, respectively. In actual dollars, cost of goods sold increased $598,000 in the second quarter of 2021 compared to the same period of 2020. Year to date cost of goods sold decreased $37,000 for the first six months of 2021 as compared to the same period in 2020. The majority of the increase in the second quarter is associated with the increase cost of goods sold with the increase in sales compared to second quarter of 2020.

Research and development expense decreased $10,000 for the second quarter of 2021 versus 2020 and decreased $143,000 for the first six months of 2021 compared to the same period of 2020. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2021 totaled 20.8% and 25.5% respectively of net sales compared to 23.1% and 23.1% for the same periods in 2020. In actual dollars, selling, general and administrative expense increased $232,000 for the second quarter and increased $246,000 for the first six months of 2021 compared to the same periods in 2020. The majority of the increase for the first six months resulted from an increase in commission expense in 2021 and the addition of business development staff.

Provisions for taxes increased $130,000 for the second quarter of 2021 and decreased $31,000 for the first six months of 2021 compared to the same period in 2020. The estimated effective tax rate was 14% for 2021 and for 2020.

Net income increased $804,000 for the second quarter of 2021 versus 2020 and decreased $190,000 for the first six months of 2021 compared to the same period of 2020. The increase for the second quarter was associated to the increase in sales in the second quarter and the associated improvement in gross margins. The decrease for the first six month was associated with shipments that were delayed due a shut down for a week in February due to the Texas winter storm resulting in a week of lost production.

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

Cash and cash equivalents totaled $13,053,000 as of May 29, 2021 compared to $14,619,000 on November 30, 2020, a decrease of $1,566,000. The decrease in cash and cash equivalents is primarily attributable to a net use of cash flow from operations of $337,000, payment of a cash dividend of $258,000, and $970,000 invested in the construction of the new manufacturing center.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2021 totaled $13,105,000 compared to $10,732,000 for 2020. The increase resulted from timing of new orders for the Company’s standards solid state relays and custom sensor products.

Backlog totaled $31,517,000 on May 29, 2021 compared to $18,903,000 as of May 30, 2020 and $22,021,000 on November 30, 2020. The backlog represents a good mix of the company’s products and technologies with 15% in the commercial market, 9% in the medical market, 64% in the military market, and 12% in the space market compared to 8% in the commercial market, 7% in the medical market, 74% in the military market, and 11% in the space market on May 30, 2020.

2021 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$12,896	$2,474	$1,939	$2,265	$19,574
Domestic Distribution	10,043	807	—	311	11,161
International	408	205	—	169	782
	$23,347	$3,486	$1,939	$2,745	$31,517

2021 Current Backlog by Product Line
Microelectronics	$9,227
Optoelectronics	10,955
Sensors and Displays	11,335
$31,517

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

We experienced multiple confirmed case of COVID-19 during 2021 and 2020, which caused us to shut down our Garland facility for a few days to thoroughly clean the facility and address employee concerns. Production in the Garland facility has been impacted, although we are not able to quantify the impact at this time. Our maquiladora contractor in Mexico was shut down during April and May of 2020 but reopened as of mid-June 2020 at limited capacity due to local restrictions in that area.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 29, 2021 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 29, 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended May 29, 2021 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2020

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

MICROPAC INDUSTRIES, INC.

July 13, 2021	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 13, 2021	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer