Form 10-Q
period 2021-08-28
MICROPAC INDUSTRIES INC
filed 2021-10-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 E. Walnut, Garland, Texas	75040
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 272-3571

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	MPAD	NONE

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

On October 12, 2021 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 28, 2021

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 28, 2021 (unaudited) and November 30, 2020

Condensed Statements of Operations for the three and nine months ended August 28, 2021 and August 29, 2020 (unaudited)

Condensed Statements of Cash Flows for the nine months ended August 28, 2021 and August 29, 2020 (unaudited)

Statements of Shareholders’ Equity for the nine months ended August 28, 2021 and
August 29, 2020 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	08/28/2021	11/30/2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,376	$14,619
Receivables, net of allowance for doubtful accounts of $0 at August 28, 2021 and November 30, 2020	3,288	2,639
Income tax receivable	—	200
Contract assets	826	512
Inventories:
Raw materials and supplies	5,544	5,792
Work-in process	3,341	3,345
Total inventories	8,885	9,137
Prepaid expenses and other assets	439	515
Total current assets	27,814	27,622
PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,109	1,109
Furniture and fixtures	1,018	1,015
Construction in process	3,970	1,044
Machinery and equipment	9,333	9,169
Total property, plant, and equipment	17,446	14,353
Less accumulated depreciation	(10,669)	(10,418)
Net property, plant, and equipment	6,777	3,935
Operating lease right to use asset	80	117
Deferred income taxes, net	19	27
Total assets	$34,690	$31,701
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,507	$843
Accrued compensation	1,087	981
Deferred revenue	143	111
Property taxes	219	129
Income tax payable	225	—
Other accrued liabilities	82	53
Total current liabilities	3,263	2,117
Operating lease liabilities	67	117
Long Term Debt	71	—
Total liabilities	3,401	2,234
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 28, 2021 and November 30, 2020	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	31,346	29,524
Total shareholders’ equity	31,289	29,467
Total liabilities and shareholders’ equity	$34,690	$31,701

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months ended
	08/28/2021	08/29/2020	08/28/2021	08/29/2020

NET SALES	$8,180	$4,926	$19,865	$16,760

COST AND EXPENSES:

Cost of goods sold	(4,407)	(3,115)	(11,237)	(9,982)

Research and development	(510)	(306)	(1,253)	(1,192)

Selling, general and administrative expenses	(1,649)	(1,342)	(4,628)	(4,076)

Total cost and expenses	(6,566)	(4,763)	(17,118)	(15,250)

OPERATING INCOME	1,614	163	2,747	1,510

Other income (loss), net	(210)	1	(190)	27

INCOME BEFORE TAXES	1,404	164	2,557	1,537

Provision for taxes	316	35	477	227

NET INCOME	$1,088	$129	$2,080	$1,310
NET INCOME PER SHARE, BASIC AND DILUTED	$0.42	$0.05	$0.81	$0.51

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
CASH FLOWS FROM OPERATING ACTIVITES:	8/28/2021	8/29/2020
Net income	$2,080	$1,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	290	285
Loss on disposal of equipment	232	23
Change in right of use of asset	23	24
Deferred tax	8	(5)
Changes in certain current assets and liabilities
Accounts receivable	(648)	(79)
Contract assets	(314)	(87)
Inventories	251	(1,939)
Prepaid expense and other assets	75	183
Prepaid income taxes	223	(223)
Accounts payable	664	133
Accrued compensation	107	(417)
Deferred revenue	32	(204)
Income taxes	202	19
Lease liabilities	(23)	(24)
Other accrued liabilities	82	(7)
Net cash provided by (used in) operating activities	3,307	(984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short term investments	—	2,089
Additions to property, plant and equipment	(3,363)	(395)
Net cash (used in) provided by investing activities	(3,363)	1,694
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	71	—
Proceeds from short term debt	—	1,924
Repayment of short term debt	—	(1,924)
Net cash used in financing activities	(187)	(258)
Net change in cash and cash equivalents	(243)	452
Cash and cash equivalents at beginning of period	14,619	13,890
Cash and cash equivalents at end of period	$14,376	$14,342
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$247	$436
Supplemental Non-Cash Flow Disclosure:
Accrued additions to property, plant and equipment	$624	$—

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED AUGUST 28, 2021 AND AUGUST 29, 2020

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2019	$308	$885	($1,250)	$28,310	$28,253

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	692	692

BALANCE, February 29, 2020	$308	$885	($1,250)	$28,744	$28,687

Dividend	—	—	—	—	—
Net income	—	—	—	489	489

BALANCE, May 30, 2020	$308	$885	($1,250)	$29,233	$29,176

Dividend	—	—	—	—	—
Net income	—	—	—	129	129

BALANCE, August 29, 2020	$308	$885	($1,250)	$29,362	$29,305

BALANCE, November 30, 2020	$308	$885	($1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	($1,250)	$28,965	$28,908

Dividend	—	—	—	—	—
Net income	—	—	—	1,293	1,293

BALANCE, May 29, 2021	$308	$885	($1,250)	$30,258	$30,201

Dividend	—	—	—	—	—
Net income	—	—	—	1,088	1,088

BALANCE, August 28, 2021	$308	$885	($1,250)	$31,346	$31,289

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 438 shareholders on August 28, 2021.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 28, 2021, the results of operations for the three and nine months ended August 28, 2021 and August 29, 2020, and the cash flows for the nine months ended August 28, 2021 and August 29, 2020 including the statements of shareholders equity. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s Net Sales by Product Line.

	8/28/2021	8/29/2020
Microcircuits	$5,132	$5,488
Optoelectronics	5,144	4,222
Sensors and Displays	9,589	7,050
	$19,865	$16,760

Timing of revenue recognition
Transferred at a point in time	$19,039	$16,154
Transferred over time	826	606
Total Revenue	$19,865	$16,760

The following table summarizes the Company’s Net Sales by Major Market.

2021 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,052	$971	$1,069	$149	$5,241
Domestic Distribution	2,427	139	—	152	$2,718
International	25	120	—	76	$221
	$5,504	$1,230	$1,069	$377	$8,180

2020 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,789	$261	$404	$148	$3,602
Domestic Distribution	881	2	15	131	$1,109
International	72	123	—	20	$215
	$3,742	$466	$419	$299	$4,926

2021 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,063	$2,141	$2,777	$437	$12,418
Domestic Distribution	5,762	675	—	449	$6,886
International	152	255	—	154	$561
	$12,977	$3,071	$2,777	$1,040	$19,865

2020 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$5,412	$1,509	$2,218	$641	$9,780
Domestic Distribution	5,444	84	28	409	$5,965
International	377	581	—	57	$1,015
	$11,233	$2,174	$2,246	$1,107	$16,670

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	August 28, 2021	November 30, 2020
Receivables, net	$3,288	$2,639
Contract assets	$826	$512
Deferred revenue	$143	$111

Revenue recognized in 2021 that was included in the deferred revenue liability balance at the beginning of the year was approximately $88,000.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $13,000 for the third quarter of 2021 and $12,000 for the third quarter of 2020 and $37,000 for the first nine months of 2021 and $36,000 for the first nine months of 2020. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is 18 months.

The Undiscounted Future Minimum Lease Payments consist of the following at:

8/28/2021
2021	$13,000
2022	55,000
2023	14,000
Total lease payments	82,000
Interest	2,000
Present value of lease liabilities	$80,000

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 28, 2021 or November 30, 2020.

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

The cost of all projects for construction of buildings, other improvements, and equipment assets that are in progress (under way) at a particular point in time are reported as construction in process until such time as the project is complete. Depreciation is not applicable while assets are accounted for as construction in process. Once the asset is placed into service into the appropriate category of fixed assets, it will be depreciated over the applicable useful life

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 28, 2021 and August 29, 2020 the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 28, 2021 and November 30, 2020.  The fair value of financial instruments such as cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.  There were no nonfinancial assets measured at fair value on a nonrecurring basis at August 28, 2021 and November 30, 2020.

Note 5 COMMITMENTS

The Company obtained a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas that the Company has purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement (the “loan agreement” with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan, in amounts not to exceed a total principal balance of $16,160,000 with an interest rate of (3.40%) per annum.

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

Construction Loans.  Subject to the terms of the Loan Agreement, Frost will lend to the Company an aggregate amount not to exceed $16,160,000.

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

Revolving Credit Loans.  Subject to the terms of the, Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. The loan has a maturity date of April 23, 2023.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended August 28, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended		Nine months ended
	8/28/2021	8/29/2020	8/28/2021	8/29/2020
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of goods sold	53.9%	63.2%	56.6%	59.6%
Research and development	6.2%	6.2%	6.3%	7.1%
Selling, general and administrative expenses	20.2%	27.2%	23.3%	24.3%
Total cost and expenses	80.3%	96.6%	86.2%	91.0%

OPERATING INCOME BEFORE INTEREST	19.7%	3.4%	13.8%	9.0%
AND INCOME TAXES

Other income (loss), net	(2.6%)	0.0%	(0.9%)	0.2%

INCOME BEFORE TAXES	17.2%	3.4%	12.9%	9.2%

Provision for taxes	3.9%	.7%	2.4%	1.4%

NET INCOME	13.3%	2.7%	10.5%	7.8%

Sales for the three and nine month periods ended August 28, 2021 totaled $8,180,000 and $19,865,000, respectively. Sales for the third quarter increased $3,254,000 from the same period of 2020, while sales for the first nine months of 2021 increased $3,105,000 from the first nine months of 2020. The majority of the increase in sales in the third quarter and nine months ended August 28, 2021 were due to an increase in shipments of standard solid state relays and non-recurring engineering funded by customers on several custom products compared to the third quarter of 2020. Sales were 5% in the commercial market, 14% in the medical market, 66% in the military market, and 15% in the space market for the nine months ended August 28, 2021 compared to 7% in the commercial market, 13% in the medical market, 67% in the military market, and 13% in the space market for the nine months ended August 29, 2020.

One customer accounted for 21% of the Company’s sales for the three months ended August 28, 2021 and one customers accounted for 20% of the Company’s sales for the nine months ended August 28, 2021, while one customer accounted for 20% of the Company’s sales for the three months ended August 29, 2020, and two customer accounted for 13% and 10%of the Company’s sales for the nine months ended August 29, 2020.

Cost of goods sold for the third quarter of 2021 and 2020 totaled 53.9% and 63.2% of net sales, respectively, while cost of goods sold for the nine months ended August 28, 2021 and August 29, 2020 totaled 56.6% and 59.6% of net sales, respectively. In actual dollars, cost of goods sold increased $1,292,000 in the third quarter of 2021 compared to the same period of 2020. Year to date cost of goods sold increased $1,255,000 for the first nine months of 2021 as compared to the same period in 2020. The increase in cost of goods sold were due to the overall increase in sales during 2021 compared to 2020.

Research and development expense increased $204,000 for the third quarter of 2021 versus 2020 and increased $61,000 for the first nine months of 2021 compared to the same period of 2020. The increase in the third quarter of 2021 was associated with outside consultant services on a new internal development project. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2021 totaled 20.2% and 23.3% respectively of net sales compared to 27.2% and 24.3% for the same periods in 2020. In actual dollars, selling, general and administrative expense increased $307,000 for the third quarter and increased $552,000 for the first nine months of 2021 compared to the same periods in 2020. The majority of the dollar increase for the first nine months resulted from the additional commission expense associated with higher sales.

Provisions for taxes increased $181,000 for the third quarter of 2021 and increased $250,000 for the first nine months of 2021 compared to the same period in 2020. The estimated effective tax rate was 18% for 2021 and 14% for 2020.The increase in the effective rate is associated with higher profit before taxes and a decrease in the research and development credits.

Net income increased $959,000 for the third quarter of 2021 versus 2020 and increased $770,000 for the first nine months of 2021 compared to the same period of 2020 associated with higher overall sales.

Liquidity and Capital Resources

Cash and cash equivalents totaled $14,376,000 as of August 28, 2021 compared to $14,619,000 on November 30, 2019, a decrease of $243,000. The decrease in cash and cash equivalents is primarily attributable to net cash provided by operations of $3,307,000, payment of a cash dividend of $258,000, and $3,175,000 invested in construction of new facility and $188,000 in equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

Outlook

New orders for year-to-date 2021 totaled $19,792,000 compared to $23,930,000 for 2020. The decrease resulted from timing of new orders for the Company’s standards solid state relays and custom sensor products.

Backlog totaled $29,943,000 on August 28, 2021, compared to $29,237,000 as of August 29, 2020, and $29,793,000 on November 30, 2020. The backlog represents a good mix of the company’s products and technologies with 9% in the commercial market, 4% in the medical market, 77% in the military market, and 10% in the space market compared to 11% in the commercial market, 11% in the medical market, 66% in the military market, and 12% in the space market on August 29, 2020.

2021 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$13,884	$1,699	$1,313	$2,169	$19,065
Domestic Distribution	8,916	801	—	283	10,000
International	140	597	—	141	878
	$22,940	$3,097	$1,313	$2,593	$29,943

2021 Current Backlog by Product Line
Microelectronics	$9,868
Optoelectronics	8,343
Sensors and Displays	11,732
$29,943

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 28, 2021 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 28, 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended August 28, 2021 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2020

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

MICROPAC INDUSTRIES, INC.

October 12, 2021	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 12, 2021	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer