Form 10-K
period 2021-11-30
MICROPAC INDUSTRIES INC
filed 2022-02-09
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2021
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ___________

Commission file number 000-5109
Micropac Industries, Inc. (Exact name of registrant as specified in charter)

Delaware		75-1225149
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

905 E. Walnut Street, Garland, TX	75040	(972) 272-3571
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	MPAD	NONE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2021 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,562,000, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 9, 2022 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 11, 2022 is incorporated by reference in Part III to the extent described therein.

1

PART I

Item 1.	Business

GENERAL

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and commercial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 436 shareholders on November 30, 2021.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 30% of the Company’s sales for the fiscal year ended November 30, 2021 and were 31% for fiscal 2020. Standard components and assemblies accounted for approximately 70% of the Company’s sales for the fiscal year ended November 30, 2021 and were 69% for fiscal 2020.

The Company provides microelectronics, sensors and displays, and optoelectronics products, to include components and assemblies that offer a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microelectronic technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 29% of the Company’s business in 2021 compared to 33% in 2020. Sensors and displays accounted for 45% of the Company’s business and the optocouplers product accounted for 26% of the Company’s business in 2021, compared to 45% and 22% in 2020, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High temperature (200º C) products
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigation systems, control circuitry, power supplies, laser positioning
•	Medical – optoelectronic sensors and electronics
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment and robotics

The Company has two patents. On July 11, 2017, the Company received its patent for the “Power Controller”, which expires on July 10, 2031. On January 6, 2018, the Company received its patent for the “Voltage bus protection and isolation devices”, which expires on January 5, 2032.

The Company has no licenses, franchises, or labor contracts. The Company’s has two trademarks registered with the U.S. Patent and Trademark Office.

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

In 2021, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,739,000 ($1,431,000 in 2020). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,341,000 in non-recurring engineering revenue with $2,468,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one-year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives, and independent stocking distributors. Approximately 4% of the sales for fiscal year 2021 (5% in 2020) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $9,449,000 in 2021 compared to $7,966,000 in 2020, or 35% and 33% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 67% of the Company’s revenues in 2021 compared to 66% in 2020.

The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. One customer accounted for 20% of the Company’s sales during 2021 and 2020.

BACKLOG

At November 30, 2021, the Company had a backlog of unfilled orders totaling approximately $32,635,000 compared to approximately $29,793,000 at November 30, 2020.

New orders for 2021 totaled $31,387,000 compared to $30,012,000 for 2020.

The backlog represents a good mix of the company’s products and technologies with 8% in the commercial market, 11% in the medical market, 73% in the military market, and 8% in the space market on November 30, 2021.

2021 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$15,372	$1,543	$3,430	$2,299	$22,644
Domestic Distribution	8,512	854	—	181	9,547
International	71	175	—	198	444
	$23,955	$2,572	$3,430	$2,678	$32,635

2021 Current Backlog by Product Line
Microelectronics	$9,528
Optoelectronics	7,170
Sensors and Displays	15,937
$32,635

HUMAN CAPITAL

Micropac Industries, Inc., is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success.

We are committed to advancing Diversity, Equity, and Inclusion (DE&I) across the entire Company and the future success of the Company is our ability to attract and retain a diverse workforce. DE&I are and have long been, critical to our culture and our Company’s success and our performance depends on attracting, developing, motivating, and retaining a highly skilled workforce, including engineering, manufacturing, business development and strategy and management.

At November 30, 2021, the Company had 153 full-time employees (compared to 143 at November 30, 2020), of which 14 were executive and managerial employees, 46 were engineers and quality-control personnel, 21 were clerical and administrative employees, and 72 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

Our values are also integral to our commitment to long-term sustainability, with environmental, social and governance (ESG) practices across our Company. With the construction of our new manufacturing center, discussed below, the Company has included in the design and construction significant improvements in support of our commitment to ESG.

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

There are approximately 35 independent manufacturing companies who are certified to supply microcircuits to MIL-PRF-38534 or supply semiconductors to MIL-PRF-19500, in addition to OEM’s, who manufacture hybrid microcircuits for their internal needs. Micropac may compete with all of these for hybrid microcircuit, power management and optoelectronics business. Some of the Company’s primary competitors are TTM Technologies, Cobham Advanced Electronic Solutions, TT Electronics, and Infineon Technologies.

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

Some of the Company’s primary suppliers are NTK Technologies, W. L Gore, Hughes Circuits, Semi-Dice and TTI.

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

Concentration Related Risk Factors

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 67% of the Company’s revenues in 2021 compared to 66% in 2020. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. One customer accounted for 20% of the Company’s sales during 2021 and 2020. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

In addition, the Company has several custom commercial and medical products with a current backlog of $5,348,000. The loss of these custom products or a significant reduction in their purchases would be likely to adversely affect our business.

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

Inflation and rising costs

The cost to manufacture the Company’s products is influenced by the cost of raw materials and labor. The Company has recently experienced higher costs with increasing cost of labor and cost of raw materials with inflation. The Company may, from time to time, offset these cost increases by increasing the prices of its products on new contracts.

Operations Related Risk Factors

Fabrication efforts may not be successful

The Company produces silicon phototransistors and light emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives, and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands.

Component shortages from suppliers could affect ability to manufacture products or delay shipments to customers

The Company relies on suppliers to deliver quality raw materials in a timely and cost-effective manner. Most of the materials and components are generally available from multiple sources; however, from time-to-time vendors do not deliver the product as needed due to manufacturing problems or a decision to discontinue that product. Such interruption of supply or price increases could have a material adverse effect on the Company’s operations; however, the Company is not currently impacted by material shortages.

impacted by material shortages.

We must maintain the ability to enhance our products and develop new products for the military, space or aerospace markets

The Company’s base products and technologies generally have long life cycles. The Company’s products are primarily used in military, space or aerospace applications, which also have long life cycles. Our future success may, however, depend in part on our ability to enhance the functionality of our existing products in a timely and cost-effective manner, our ability to continue close working relationships with major customers for the design of their new products, and our ability to develop new products and technologies for existing and emerging markets. We must also continue to make significant investments in research and development efforts in order to meet customer specifications for specially fabricated products. We may not be able to retain or obtain engineers, or other technical support staff, to conduct our research and development efforts as needed. There can be no assurance that the Company will be able to define, develop and market new products and technologies on a timely and cost-effective basis. Failure to respond to our customers’ requirements and to our competitors’ progress in technological changes could have a material adverse effect on the Company’s business.

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

Reductions or changes in U.S. government spending

The loss or significant reduction of a U.S. government or NASA program in which our major customers participate could adversely affect our business. U.S. government contracts generally are conditioned on the continuing availability of Congressional appropriations. Congress usually appropriates funds for on-going programs on a fiscal year basis even though contract performance may extend over many years. At the beginning of a major program, the contract is often only partially funded, and additional monies are committed only as Congress makes appropriations in future fiscal years. In addition, most U.S. government contracts are subject to modification if funding is changed. Key programs in which our customers participate must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. government program may be influenced by general economic conditions, political considerations, and other factors. A decline in support and funding for programs in which our customers participate could result in contract terminations, delays in contract awards, failure to extend contracts, cancellation of planned procurements and fewer new business opportunities for our customers. Our business may be adversely affected as a result of changes or reductions in U.S. government or NASA spending.

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

General Risk Factors

Impact of COVID-19 on our Business

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the contagiousness and severity of Coronavirus variants, including Delta and Omicron, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are subject to cybersecurity risks

Cybersecurity risks and attacks continue to grow. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, threats to information technology infrastructure, denial-of-service attacks on websites, attempts to gain unauthorized access to data, ransomware attacks, and other breaches. Data breaches can originate with authorized or unauthorized persons. Authorized persons could inadvertently or intentionally release confidential or proprietary information, and recipients could misuse data. Such events could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

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

We may default on its line of credit or construction loan

The Company currently has an existing line of credit and a construction loan with a Texas banking institution. In connection therewith, the Company is obligated to maintain certain minimum financial requirements in order to receive advances therefrom. The Company is currently in compliance with such financial requirements, but there is no guarantee that the Company will remain in compliance. If the Company does not maintain compliance with each of the requirements, its ability to receive advances from the line of credit or construction loan will be impaired.

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

In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000 in 2017. With the purchase of this tract of land, it is the intent of the Company to consolidate the three existing buildings into a new manufacturing center. The Company is currently working with a contractor on the design and building of the new facility.

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

Market Information, Holders and Dividends

On February 7, 2022 there were 436 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Market Pink Sheets under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2021	PRICE	PRICE
Fourth Quarter	$17.31	$14.25
Third Quarter	$15.20	$12.55
Second Quarter	$16.20	$12.00
First Quarter	$12.70	$11.50

Fiscal Year Ended November 30, 2020
Fourth Quarter	$12.75	$10.75
Third Quarter	$15.00	$11.26
Second Quarter	$15.25	$11.95
First Quarter	$16.99	$12.20

The market price of a share of the common stock as of February 7, 2022 the latest practical date, was $16.00.

During the three month period ended November 30, 2021, approximately 14,900 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $14.25 to $17.31 per share. For the two year period ending November 30, 2021, approximately 492,100 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $10.75 to a high of $17.31. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 8, 2020, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 6, 2021. The dividend was paid to shareholders February 12, 2021.

On December 7, 2021, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2022. The dividend will be paid to shareholders on or about February 10, 2022.

Securities Issued under Equity Compensation Plan

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	November 30, 2021	November 30, 2020

Net Sales	100.0%	100.0%

Cost of goods sold	55.7%	61.4%
Research and Development	6.4%	6.4%
Selling, General, and Administrative	23.6%	24.9%
Cost & Expenses	85.7%	92.7%

Operating Income	14.3%	7.3%

Other income and interest income net	(0.6)%	0.3%

Income before Income Taxes	13.7%	7.6%

Provision for taxes	2.5%	1.0%

Net Income	11.2%	6.6%

The Company designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

The Company’s facilities are certified and qualified by the Defense Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

Company sales totaled $27,292,000 resulting in an increase of $5,018,000 from 2020. The majority of the increase in sales were due to an increase in shipments of standard solid state relays and non-recurring engineering funded by customers on several custom products compared to 2020.

At November 30, 2021, the Company had a backlog of unfilled orders totaling approximately $32,635,000 compared to approximately $29,793,000 at November 30, 2020.

New orders for 2021 totaled $31,387,000 compared to $30,012,000 for 2020.

Approximately $5,605,000 of the new orders received in 2021 was delivered to customers in 2021, along with approximately $21,687,000 of the Company’s 2020 backlog of orders at November 30, 2020 resulting in revenue of $27,292,000.

The backlog represents a good mix of the company’s products and technologies with 8% in the commercial market, 11% in the medical market, 73% in the military market, and 8% in the space market on November 30, 2021.

2021 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$15,372	$1,543	$3,430	$2,299	$22,644
Domestic Distribution	8,512	854	—	181	9,547
International	71	175	—	198	444
	$23,955	$2,572	$3,430	$2,678	$32,635

2021 Current Backlog by Product Line
Microelectronics	$9,528
Optoelectronics	7,170
Sensors and Displays	15,937
$32,635

Cost of goods sold, as a percentage of net sales, was 55.7% in 2021 compared to 61.4% in 2020 with higher margins from the increase in sales of solid state relay microelectronic products. In actual dollars, cost of sales increased $1,536,000 for 2021 versus 2020. The increase in cost of goods sold were due to the overall increase in sales during 2021 compared to 2020.

In 2021, the Company’s investment in technology through research and development, which was expensed, totaled approximately $1,739,000 ($1,431,000 in 2020). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $2,341,000 in non-recurring engineering revenue with $2,468,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 23.6% of net sales in 2021 compared to 24.9% in 2020. In dollars expensed, selling, general and administrative expenses totaled $6,456,000 in 2021 as compared to $5,543,000 in 2020, an increase or $913,000. The majority of the increase was in commissions with higher sales, an increase in property taxes and increase in consulting fees.

Other income (expense) and net interest income for fiscal 2021 totaled $(152,000) compared to $65,000 for fiscal 2020.

Income before taxes for fiscal 2021 was approximately $3,734,000, or 13.7% of net sales, compared to $1,690,000, or 7.6% of net sales in fiscal 2020.

Provisions for income tax for fiscal 2021 totaled $676,000 compared $218,000 for fiscal 2020. The Company’s effective income tax rate was 18.1% for the year ended November 30, 2021 and 13.0% for the year ended November 30, 2020.

Net income totaled approximately $3,058,000 or $1.19 per share in 2021 versus 2020 net income of $1,472,000 or $0.57 per share.

Impact of COVID-19 on our Business

The spread of the COVID-19 virus during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic. The Company continues to monitor our supply chain and orders from customers for COVID-19 pandemic related changes. In this time of uncertainty because of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. We have been staggering some shifts and otherwise adjusting work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We have established and implemented a work from home provision where possible. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

We experienced multiple confirmed case of COVID-19 during 2021 and 2020, which caused us to shut down our Garland facility for a few days to thoroughly clean the facility and address employee concerns. Our maquiladora contractor in Mexico was shut down during April and May of 2020 but reopened as of mid-June 2020.

To date, we have not experienced significant raw material shortages; however, supply-chain disruptions could potentially delay or prevent us from fulfilling customer orders.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the contagiousness and severity of Coronavirus variants, including Delta and Omicron, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Liquidity and Capital Resources

The Company obtained a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas that the Company has purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement (the “loan agreement”) with Frost Bank (“Frost”) (acting as lender). The Construction Loan Agreement provides for a construction loan, in amounts not to exceed a total principal balance of $16,160,000 with an interest rate of (3.40%) per annum.

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” (See Exhibit 10.13). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

Revolving Credit Loans.  Subject to the terms of the Revolving Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding revolving letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. The loan has a maturity date of April 23, 2023. The loan shall be secured by a Security Agreement dated as of January 23, 2013, and is given by Borrower in favor of Lender with collateral of all personal property.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to the lesser of (a) a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-quarter percent (3.25%).

On April 17, 2020, Micropac Industries, Inc. (the Company) obtained an unsecured $1,924,400 loan under the Paycheck Protection Program (the PPP Loan). The Paycheck Protection Program (or PPP) was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and is administered by the U.S. Small Business Administration. The PPP Loan to the Company was made through Frost Bank, the Company s existing lender (the Lender).

Based upon updated guidance issued April 23, 2020 by the Federal Government including a presumption that no publicly traded companies with sources of liquidity are eligible for a PPP loan, the Company returned the loan proceeds within the time period imposed under these new guidelines and paid off the loan on May 4, 2020.

The Company provided $3,831,000 of cash from operating activities in 2021 compared to the $416,000 of cash used by operating activities in 2020. The increase in net cash provided by operations is due to higher revenues in 2021 and an increase in inventory associated with the increase in backlog in 2020. The Company used $583,000 in cash for investment in additional manufacturing equipment and $5,726,000 for construction in process on the new facility in 2021 compared to $686,000 in 2020.

The Company issued a dividend payment of $0.10 per share to all shareholders of record for each of the last two years. The total dividend payment was $258,000 per year.

As of November 30, 2021, the Company had $15,252,000 in cash and cash equivalents compared to $14,619,000 in cash and cash equivalents on November 30, 2020.

The Company is working with a local contractor on the design and building of the new facility estimated at a cost of $18,353,000. The Company groundbreaking for the new manufacturing facility was June 17, 2021. As of November 30, 2021, the Company has $6,947,000 in construction in process on the new facility and has $3,548,000 in notes payable on the construction loan, outstanding draw request of $1,214,000 in account payables and has used $2,515,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $179,000.

Per the loan covenant, the Company must maintain a ratio of Free Cash Flow to Debt Service of not less than 1.20 to 1.00. As of November 30, 2021, the Company is “in compliance”.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Company management believes it will meet its 2022 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2021.

The Company has no significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended November 30, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

The core principle of revenue recognition under accounting principles generally accepted in the Unites States of America (GAAP) is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue on the majority of its customer contracts are recognized at a point in time, generally upon shipment of products. The application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing and amount of our reported revenues and net income. Other significant judgments include the estimation of the point in the manufacturing process at which we are entitled to receive payment, as well as the progress of the job order to completion to determine the amount of consideration earned for contractual revenue recognized over time.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

16	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP

18	Balance Sheets as of November 30, 2021 and 2020

19	Statements of Income for the years ended November 30, 2021 and 2020

20	Statements of Shareholders’ Equity for the years ended November 30, 2021 and 2020

21	Statements of Cash Flows for the years ended November 30, 2021 and 2020

22-29	Notes to Financial Statements as of and for the years ended November 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2021 and 2020, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Margin Estimates for Long-Term Contracts and Related Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company produces certain products with no alternative use and for which the Company has an enforceable right to payment during the production cycle. For these contracts, the Company recognizes revenue over time as control over these products transfers to the customer. Thus, the Company records contract assets for work in process contracts at the end of each reporting period. The Company uses costs incurred to-date as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating final margin involves estimating the costs to complete production of goods and comparing those costs to the total transaction price. These contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. Due to the technical performance requirements in many of these contracts, changes to cost estimates could occur, resulting in higher or lower margins when the contracts are completed.

We have identified revenue associated with work in process contracts recognized over time as a critical audit matter because estimates of final margin are subjective in nature that resulted in a higher degree of audit effort and judgment. Changes in estimates of final margin could have a significant impact on the timing of revenue recognition.

How We Addressed the Matter

We obtained an understanding of the design of internal controls that address the risks of material misstatement relating to recording revenue from contracts with customers where revenue is recognized over time. We evaluated the reasonableness of judgements made and significant assumptions used by management relating to key estimates which include estimated total costs to complete and estimated final margins. We reviewed executed contracts to understand the contract terms, reperformed management’s process of assigning the appropriate timing of revenue recognition and tested the mathematical accuracy of revenue recognized over time based on costs incurred to date relative to total estimated margin. We tested the accuracy and completeness of the data used in developing key estimates, including materials, labor, and overhead costs.

We performed a review of audit evidence from transactions completed after the measurement date related to the final gross margins for comparison to the Company’s initial gross margin estimates.We evaluated management’s ability to estimate total inputs accurately by comparing actual inputs to management’s historical estimates for contracts that have been fulfilled.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2016.

Plano, Texas

February 9, 2022

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2021 AND 2020

(Dollars in thousands except share and per share data)

	2021	2020

CURRENT ASSETS
Cash and cash equivalents	$15,252	$14,619
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2021 and 2020	4,974	2,639
Income tax receivable	—	200
Contract assets	603	512
Inventories:
Raw materials and supplies	5,738	5,792
Work in process	2,946	3,345
Total inventories	8,684	9,137
Prepaid expenses and other assets	341	515
Total current assets	29,854	27,622

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,109
Furniture and fixtures	1,025	1,015
Construction in process equipment	8,019	1,044
Machinery and equipment	9,390	9,169
Total property, plant, and equipment	21,576	14,353
Less accumulated depreciation	(10,739)	(10,418)
Net property, plant, and equipment	10,837	3,935
Operating lease right to use asset	67	117
Deferred income taxes, net	—	27
Total assets	$40,758	$31,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,963	$843
Accrued compensation	1,295	981
Deferred revenue	1,258	111
Property taxes	318	129
Income tax	180	—
Operating lease liabilities, current portion	53	50
Other accrued liabilities	25	53
Total current liabilities	5,092	2,167

Operating lease liabilities less current portion	14	67
Long Term Debt, net of debt issuance costs	3,369	—
Deferred income taxes, net	16	—
Total liabilities	8,491	2,234
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30 2021 and 2020	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	32,324	29,524
Total shareholders’ equity	32,267	29,467
Total liabilities and shareholders’ equity	$40,758	$31,701

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2021 AND 2020

(Dollars in thousands except share and per share data)

	2021	2020
NET SALES	$27,292	$22,274

COST AND EXPENSES:
Cost of goods sold	15,211	13,675
Research and development	1,739	1,431
Selling, general & administrative expenses	6,456	5,543

Total cost and expenses	23,406	20,649

OPERATING INCOME	3,886	1,625

Other (expense) income	(171)	22
Interest income, net	19	43

INCOME BEFORE INCOME TAXES	3,734	1,690

PROVISION (BENEFIT) FOR INCOME TAXES
Current	633	260
Deferred	43	(42)
Total tax expense provision	676	218

NET INCOME	$3,058	$1,472

NET INCOME PER SHARE, BASIC AND DILUTED	$1.19	$0.57

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2021 AND 2020

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

Balance, November 30, 2019	$308	$885	$(1,250)	$28,310	$28,253
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	1,472	1,472
Balance, November 30, 2020	308	885	(1,250)	29,524	29,467
Dividend	—	—	—	(258)	(258)
Net Income	—	—	—	3,058	3,058
Balance, November 30, 2021	$308	$885	$(1,250)	$32,324	$32,267

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2021 AND 2020

(Dollars in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,058	$1,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	384	377
Deferred tax expense	43	(42)
Loss on disposal of equipment	245	23
Change in right of use of asset	50	36
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	(2,334)	743
Increase in tax receivable	—	(200)
(Increase) decrease in contract assets	(91)	7
Decrease (increase) in inventories	452	(2,094)
Decrease in prepaid expenses and other assets	174	57
Decrease in prepaid income taxes	223	—
Increase (decrease) in deferred revenue	1,146	(279)
Increase (decrease) in accounts payable	(101)	(8)
Increase (decrease) in accrued compensation	314	(306)
Increase (decrease) in income taxes payable	156	(213)
Decrease in lease liabilities	(50)	(36)
Increase in all other accrued liabilities	162	47

Net cash provided by (used in) operating activities	3,831	(416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of short-term investments	—	2,089
Additions to property, plant and equipment	(6,309)	(686)

Net cash provided by (used) in investing activities	(6,309)	1,403

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	3,548	—
Proceeds from short term debt	—	1,942
Repayment of short term debt	—	(1,942)
Payment of debt issuance costs	(179)	(1,942)

Net cash provided by (used in) financing activities	3,111	(258)

Net increase in cash and cash equivalents	663	729

Cash and cash equivalents at beginning of period	14,619	13,890

Cash and cash equivalents at end of period	$15,252	$14,619

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$472	$630
Supplemental Non-Cash Flow Disclosure:
Accrued additions to property, plant and equipment	$1,221	$—

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

1.       BUSINESS DESCRIPTION:

Micropac Industries, Inc. (the “Company”), a Delaware corporation, designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and commercial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

The Company designs, manufactures and distributes various types of microelectronic circuits, optoelectronics, and sensors and displays. The Company’s products are used as components and assemblies in a broad range of military, space, medical and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, medical devices, and high-temperature (200o C) products.

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

In addition, the Company may have a contract or purchase order to provide a non-recurring engineering service to a customer. These contracts are reviewed, and performance obligations are determined and we recognize revenue at the point in time in which each performance obligation is fully satisfied.

Disaggregation of Revenue

The following table summarizes the Company’s Net Sales by Product Line.

	Nov. 30, 2021	Nov. 30, 2020
Microelectronics	$7,803	$7,278
Optoelectronics	7,124	4,984
Sensors and Displays	12,365	10,012
	$27,292	$22,274

Timing of revenue recognition
Recognized at a point in time	$23,555	$18,654
Recognized over time	3,737	3,620
Total Revenue	$27,292	$22,274

The following table summarizes the Company’s Net Sales by Major Market.

2021 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$10,157	$2,364	$3,621	$498	$16,640
Domestic Distribution	7,945	861	—	644	9,450
International	222	751	—	229	1,202
	$18,324	$3,976	$3,621	$1,371	$27,292

2020 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,656	$1,809	$2,749	$1,044	$13,258
Domestic Distribution	7,155	143	28	641	7,967
International	427	553	—	69	1,049
	$15,238	$2,505	$2,777	$1,754	$22,274

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2021	November 30, 2020	December 1, 2019
Receivables, net	$4,974	$2,639	$3,382
Contract assets	$603	$512	$519
Deferred Revenue	$1,258	$111	$390

Revenue recognized in 2021 that was included in the deferred revenue liability balance at the beginning of the year was $88,000.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2021 and November 30, 2020.

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

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2021 and 2020, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2021 and 2020, the Company had no potential dilutive common stock.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS:

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

4.       FAIR VALUE MEASUREMENT:

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2021 and 2020.  The fair value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and short-term debt, including current maturities of long-term debt approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2021 or 2020.

5.       NOTES PAYABLE TO BANKS:

The Company obtained a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas that the Company has purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement (the “loan agreement”) with Frost Bank (“Frost”) (acting as lender). The Construction Loan Agreement provides for a construction loan, in amounts not to exceed a total principal balance of $16,160,000 with an interest rate of (3.40%) per annum.

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” (See Exhibit 10.13). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

The Company has borrowed $3,548,000 against the construction loan as of November 30, 2021.

Debt	November 30, 2021
Notes payable	$3,548,000
Less unamortized debt issuance costs	179,000
Net Debt	3,369,000
Less—Current portion	—
Total long-term debt	$3,369,000

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

Warranty expense was approximately $56,000 and $185,000 in 2021 and 2020, respectively.

The following table summarizes Product Warranty Activity recorded during the years ended November 30, 2021 and 2020 recorded in other accrued liabilities.

	2021	2020
Beginning balance	$60	$25
Additions for current year provision	56	185
Payments for current year	(91)	(150)
Ending balance	$25	$60

7.       LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2021 and 2020 was $51,000 and $51,000 respectively.

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

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets upon adoption of ASC 842. The Company had an operating lease expense of $50,000 for 2021. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the Company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The Undiscounted Future Minimum Lease Payments consist of the following at November 30, 2021:

2022	$55,000
2023	14,000
Total lease payments	69,000
Interest	(2,000)
Present value of lease liabilities	$67,000

8.       EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the “Plan”). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $421,000 in 2021 and $360,000 in 2020. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

9.       INCOME TAXES:

The Income Tax Provision (Benefit) consisted of the following for the years ended November 30:

	2021	2020
Current Provision:
Federal	$574,000	$219,000
State	59,000	41,000
	633,000	260,000

Deferred federal tax expense	43,000	(42,000)

Total	$676,000	$218,000

The Provision for Income Taxes differs from that computed at the federal statutory corporate tax rate as follows for the years ended November 30,

	2021	2020
Tax at statutory rate	$784,000	$355,000
State income taxes, net of federal benefit	46,000	32,000
Research and Development Tax Credit	(197,000)	(186,000)
Permanent differences and other	43,000	17,000

Income tax provision	$676,000	$218,000

The Components of Deferred Tax Assets and Liabilities were as follows at November 30,

	2021	2020
Deferred tax assets (liabilities)
Inventory	$169,000	$231,000
Deferred revenue, sales returns and warranty	5,000	12,000
Other accrued liabilities	52,000	50,000
Depreciation	(242,000)	(266,000)
Net deferred assets (liabilities)	$(16,000)	$27,000

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

10.       SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 67% of the Company’s revenues in 2021 compared to 66% in 2020. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. One customer accounted for 20% of the Company’s sales during 2021 and 2020. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

11.       SHAREHOLDERS’ EQUITY:

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

12.       SUBSEQUENT EVENTS:

On December 7, 2021, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2022. The dividend will be paid to shareholders on or about February 10, 2022.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2021, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2021 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2021.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, as set forth below. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 9, 2022.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	67	CEO, President and Member
		of Audit Committee and
		Chairman of the Board	October 2005

Heinz-Werner Hempel	93	Director and Member of
		Audit Committee	February 1997

Christine B. Dittrich	69	Director and Member of
		Audit Committee	October 2015

Gerald Tobey	68	Director and Member of
		Audit Committee	June 2017

Donald Robinson	56	Director and Member of
		Audit Committee	December 2019

Shaunna Black	67	Director and Member of
		Audit Committee	December 2019

Patrick S. Cefalu	64	CFO, Executive Vice President	N/A

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

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2021. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2021. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Donald Robinson, Ms. Dittrich, Ms. Shaunna Black and Mr. Gerald Tobey.

The Audit Committee held four (4) meetings during the year ended November 30, 2021. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2021. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2021
	Director	Audit Committee	Other fees	Total Fees
Shaunna Black	$17,500	$3,000	—	$20,500
Donald Robinson	$17,500	$3,000	—	$20,500
Christine Dittrich	$17,500	$3,000	—	$20,500
Gerald Tobey	$17,500	$3,000	—	$20,500

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2021, for filing with the Securities and Exchange Commission.

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

Employee, Officer and Director Hedging

None

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on information provided by such persons and a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2021, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2022 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2021, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2021.

Annual Compensation
Name and Principal Position	Year	Annual Salary	Bonus	All Other Compensation (a)	Total

Mark King,	2021	$301,924	$13,400	$42,672	$357,997
President and	2020	$300,391	$36,000	$41,280	$378,211
Chief Executive Officer (1)	2019	$286,536	$15,000	$36,115	$337,651

Patrick Cefalu,	2021	$187,873	$13,400	$32,918	$234,191
Vice President and	2020	$186,889	$36,000	$33,065	$256,854
Chief Financial Officer (2)	2019	$178,264	$15,000	$30,748	$224,012

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

The Board of Directors reviews and approves the Company’s annual bonus payment’s structure. Mr. King and Mr. Cefalu received a bonus payment of $13,400 in December 2020.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2021, the Company paid $14,604 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2021, the Company made contributions to the Plan for Mr. King in the amount of $17,100 and for Mr. Cefalu in the amount of $11,773 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2021.

During the fiscal year ended November 30, 2021, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $10,968 and $6,540, respectively.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (1)

Jeff Capital, LP	151,545	5.9%

Heinz-Werner Hempel (2) (3) (4)	1,952,577	75.7%

Shaunna Black (3)	0	0%

Patrick Cefalu	0	0%

Christine Dittrich (3)	0	0%

Mark King (3)	14,100	Less than 0.6%

Donald Robinson (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors as a group (7 Persons)	1,966,677	76.3%

_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2021.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2021 and November 30, 2020, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $137,500 and $136,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $26,500 in 2021 and 2020.

ALL OTHER FEES

Whitley Penn LLP fees for audit of the Company’s 401K plan was $10,000 in 2021 and 2020.

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

10.1

Loan Agreement dated as of January 23, 2013 by and among Frost Bank and Micropac Industries, Inc. which is filed as Exhibit 10.1 to the Form 8K filed January 29, 2013 which is incorporated by reference herein.

10.4	Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.4 to the Form 10KSB filed August 23, 2004 which is incorporated herein.

10.7	Code of Ethics – In the form attached as Exhibit 10.7 to the Form 10KSB filed August 23, 2005 which is incorporated herein.

10.11	Restated and Amended Employment Agreement with Mark W. King dated June 1, 2009 – In the form attached as Exhibit 10.11 to the Form 10K filed February 10, 2021 which is incorporated herein.

10.12	Amended Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.12 to the Form 10K filed February 10, 2021 which is incorporated herein.

10.13

“Sixth Amendment to Loan Agreement” dated March 26, 2021 between Micropac Industries, Inc. as borrower and Frost Bank attached as Exhibit 10.13 to Form 8K filed March 30, 2021 which is incorporated herein.

10.14	“Construction Loan Agreement dated March 26, 2021 between Micropac Industries, Inc. as borrower and Frost Bank attached as Exhibit 10.14 to Form 8K filed March 30, 2021 which is incorporated herein.

Item 16.	Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPAC INDUSTRIES, INC.

	By:	/s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Patrick Cefalu
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated: February 9, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2022.

/s/ Mark King
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Richard Hoesterey	/s/ Gerald Tobey
Richard Hoesterey, Director	Gerald Tobey, Director

/s/ Christine Dittrich	/s/ Shaunna Black
Christine Dittrich, Director	Shaunna Black, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2021

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