Form 10-Q
period 2022-02-26
MICROPAC INDUSTRIES INC
filed 2022-04-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

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

On April 12, 2022 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 26, 2022

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 26, 2022 (unaudited) and November 30, 2021

Condensed Statements of Operations for the three months ended February 26, 2022 and February 27, 2021 (unaudited)

Condensed Statements of Cash Flows for the three months ended February 26, 2022 and February 27, 2021 (unaudited)

Statements of Shareholders’ Equity for the three months ended February 26, 2022 and February 27, 2021 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	February 26, 2022	November 30, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,903	$15,252
Receivables, net of allowance for doubtful accounts of $0 at February 26, 2022 and November 30 2021	3,484	4,974
Contract assets	792	603
Inventories:
Raw materials and supplies	6,186	5,738
Work in process	2,667	2,946
Total inventories	8,853	8,684
Prepaid expenses and other assets	280	341
Total current assets	29,312	29,854

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,126
Furniture and fixtures	1,025	1,025
Construction in process equipment	12,675	8,019
Machinery and equipment	9,703	9,390
Total property, plant, and equipment	26,545	21,576
Less accumulated depreciation	(10,794)	(10,739)
Net property, plant, and equipment	15,751	10,837
Operating lease right to use asset	54	67
Total assets	$45,117	$40,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,685	$1,963
Accrued compensation	844	1,295
Deferred revenue	1,439	1,258
Property taxes	59	318
Income tax	138	180
Operating lease liabilities, current portion	54	53
Other accrued liabilities	26	25
Total current liabilities	4,245	5,092
Operating lease liabilities, less current portion	-	14
Long Term Debt, net of debt issuance costs	8,383	3,369
Deferred income taxes, net	16	16
Total liabilities	12,644	8,491
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 26, 2022 and November 30 2021	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	32,530	32,324
Total shareholders’ equity	32,473	32,267
Total liabilities and shareholders’ equity	$45,117	$40,758

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	February 26, 2022	February 27, 2021

NET SALES	$6,066	$4,050

COST AND EXPENSES:

Cost of goods sold	(3,276)	(2,690)

Research and development	(464)	(344)

Selling, general and administrative expenses	(1,768)	(1,390)

Total cost and expenses	(5,508)	(4,424)

OPERATING INCOME (LOSS)	558	(374)

Other income, net	1	24

INCOME (LOSS) BEFORE TAXES	559	(350)

(Provision) benefit for taxes	(95)	49

NET INCOME (LOSS)	$464	$(301)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.18	$(0.12)

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	February 26, 2022	February 27, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$464	$(301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	98	98
Deferred tax expense	-	-
Amortization of right-of-use assets	13	12
Changes in certain current assets and liabilities:
Decrease in accounts receivable	1,490	1,072
Increase in contract assets	(189)	(211)
Increase in inventories	(168)	(735)
Decrease in prepaid expenses and other assets	61	166
Increase in prepaid income taxes	-	(71)
Increase in deferred revenue	181	21
Decrease in accounts payable	(8)	(57)
Decrease in accrued compensation	(451)	(292)
Decrease in income taxes payable	(42)	-
Decrease in lease liabilities	(13)	(12)
Decrease in all other accrued liabilities	(260)	(44)

Net cash provided by (used in) operating activities	1,176	(354)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,281)	(677)

Net cash used in investing activities	(5,281)	(677)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)

Proceeds from long term debt	5,014	-

Net cash provided by (used in) financing activities	4,756	(258)

Net increase (decrease) in cash and cash equivalents	651	(1,289)

Cash and cash equivalents at beginning of period	15,252	14,619

Cash and cash equivalents at end of period	$15,903	$13,330

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$137	$243
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant and equipment	$(269)	$-

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 26, 2022 AND FEBRUARY 27, 2021

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2020	$308	$885	($1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	($1,250)	$28,965	$28,908

BALANCE, November 30, 2021	$308	$885	($1,250)	$32,324	$32,267

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	464	464

BALANCE, February 26, 2022	$308	$885	($1,250)	$32,530	$32,473

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 436 shareholders on February 26, 2022.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 26, 2022, the results of operations and cash flows for the three months ended February 26, 2022 and February 27, 2021. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2021 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

Net Sales by Product Line

(Dollars in thousands)

	Feb. 26, 2022	Feb. 27, 2021
Microelectronics	$1,541	$723
Optoelectronics	2,205	1,379
Sensors and Displays	2,320	1,948
	$6,066	$4,050

Timing of revenue recognition
Recognized at a point in time	$5,351	$3,327
Recognized over time	715	723
Total Revenue	$6,066	$4,050

The following table summarizes the Company’s Net Sales by Major Market.

2022 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,505	$603	$555	$189	$3,852
Domestic Distribution	1,793	146	-	139	2,078
International	71	22	-	43	136
	$4,369	$771	$555	$371	$6,066

2021 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,423	$219	$550	$148	$2,340
Domestic Distribution	1,027	364	-	119	1,510
International	63	127	-	10	200
	$2,513	$710	$550	$277	$4,050

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	February 26, 2022	November 30, 2021	December 1, 2020
Receivables, net	$3,484	$4,974	$2,639
Contract assets	$792	$603	$512
Deferred revenue	$1,439	$1,258	$111

There was $3,000 of revenue recognized in fiscal year 2022 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $13,000 for the first three months of 2022 and $12,000 for the first three months of 2021. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The Undiscounted Future Minimum Lease Payments consist of the following at:

2/26/2022
2022	$41,000
2023	14,000
Total lease payments	55,000
Interest	1,000
Present value of lease liabilities	$54,000

Short-Term Investments

The Company had no short-term investments at February 26, 2022 or November 30, 2021. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 26, 2022 or November 30, 2021.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	.........................................................................................................................................................	15	30
Facility improvements	.........................................................................................................................................................	8	15
Machinery and equipment	.........................................................................................................................................................	5	10
Furniture and fixtures	.........................................................................................................................................................	5	8

The Company assesses long-lived assets for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 360-10-35, Property, Plant and Equipment - Subsequent Measurement. When events or circumstances indicate that an asset may be impaired, an assessment is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s net book value to determine if a write down to market value less cost to sell is required.

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2021 and 2021, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 26, 2022 and February 27, 2021, the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 26, 2022 or November 30, 2021.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis February 26, 2022 and November 30, 2021.

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

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.”. The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

The loan shall be secured by a “Deed of Trust, Security Agreement - Financing Statement” covering the 9.2 acre tract in Garland, Texas and the improvements made on it.

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

The Company has borrowed $8,562,000 against the construction loan as of February 26, 2022.

Debt	February 26, 2022
Notes payable	$8,562,000
Less unamortized debt issuance costs	179,000
Net Debt	8,383,000
Less-Current portion	-
Total long-term debt	$8,383,000

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 26, 2022 and February 27, 2021, the Company had no dilutive potential common stock instruments.

Note 7 SHAREHOLDERS’ EQUITY

On December 8, 2020, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 6, 2021. The dividend was paid to shareholders on February 12, 2021.

On December 7, 2021, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2022. The dividend was paid to shareholders on February 10, 2022.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended February 26, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended
	2/26/2022	02/27/2021
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	51.2%	66.4%
Research and development	8.4%	8.5%
Selling, general & administrative expenses	28.2%	34.3%
Total cost and expenses	87.8%	109.2%

OPERATING INCOME (LOSS)	12.2%	(9.2)%

Other income, net	0.0%	0.6%

INCOME (LOSS) BEFORE TAXES	12.2%	(8.6)%

(Provision) benefit for taxes	(2.1)%	1.2%

INCOME (LOSS)	10.1%	(7.4)%

Sales for the first quarter ended February 26, 2022, totaled $6,066,000. Sales for the first quarter increased 50% or $2,016,000 above sales of $4,050,000 for the first quarter of 2021 The increase in sales in the first quarter of 2022 were across all product lines with the majority of the increase in standard solid state relays and optocouplers. The lower sales in the first quarter of 2021, was a decrease in sales of standard solid state relays associated with timing of new orders and shipments.

Three customers accounted for 18%, 11% and 10% of the Company’s sales for the first quarter of 2022 and two customers accounted for 17% and 12% of the Company’s sales for the first quarter of 2021. Two of the customers are distributors that sell to multiple customers.

Cost of goods sold for the first quarter of 2022 and 2021 totaled 51.2% and 66.4% of net sales, respectively. Cost of sales increased $586,000 or 22% for the first quarter of 2022, as compared to the first quarter of 2021.

Research and development cost increased $120,000 for the first quarter of 2022 compared to the same period of 2021. The research and development expenditures were associated with the continued development of power management products, sensor products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2022 totaled 28.2% of net sales, compared to 34.3% for the same period in 2021. Selling, general and administrative expenses increased $379,000 in the first quarter of 2022 as compared to 2021.

Provisions for taxes increased $144,000 for the first quarter of 2022 compared to the same period in 2021. The estimated effective tax rate was 17% for the first quarter of 2022 and 14% in the first quarter of 2021. The increase was related to a net profit in the current period compared to a net loss in the 2021 period.

The Company had a net profit in the first quarter of 2022 of $464,000 compared to a net loss of $301,000 in the first quarter of 2021 associated with the higher sales compared to 2021.

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

As of February 26, 2022, the Company has $11,603,000 in construction in process on the new facility and has $8,562,000 in notes payable on the construction loan, outstanding draw request of $951,000 in account payables and has used $2,515,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $179,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $15,903,000 as of February 26, 2022 compared to $15,252,000 on November 30, 2021, an increase of $651,000. The increase in cash and cash equivalents is attributable to $1,176,000 cash provided by operations, $5,014,000 proceeds from the construction loan, offset by the ppayment of a cash dividend of $258,000, $356,000 in cash for additional manufacturing equipment and $4,925,000 for construction in process on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for the first quarter of 2022 totaled $7,223,000 compared to $5,849,000 for the comparable period of 2021. Backlog totaled $33,823,000 on February 26, 2022 compared to $31,586,000 as of February 27, 2021 and $32,635,000 on November 30, 2021. The majority of the increase in backlog is associated with domestic military products. Approximately $21,419,000 of the current backlog is expected to ship during the remainder of 2022.

2022 Current Backlog by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,542	$1,269	$2,875	$2,322	$24,008
Domestic Distribution	7,704	1,102	7	424	$9,237
International	94	177	-	307	$578
	$25,340	$2,548	$2,882	$3,053	$33,823

2022 Current Backlog by Product Line (Dollars in thousands)
Microelectronics	$12,485
Optoelectronics	6,572
Sensors and Displays	14,766
$33,823

The Company cannot assure that the results of operations for the interim period presented are indicative of total results for the entire year due to fluctuations in customer delivery schedules, or other factors over which the Company has no control.

Impact of COVID-19 on our Business

In March 2020 the World Health Organization declared the spread of the COVID-19 virus a pandemic.

The Company continues to monitor our supply chain and orders from customers for COVID-19 pandemic related changes. We are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. We have been staggering some shifts and otherwise adjusting work schedules to maximize our capacity while adhering to recommended precautions. We have established and implemented a work from home provision where possible.

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 26, 2022 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended February 26, 2022.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 26, 2022 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2021.

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
16

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

MICROPAC INDUSTRIES, INC.

April 12, 2022	/s/ Mark King
Date	Mark King
Chief Executive Officer

April 12, 2022	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer