Form 10-Q
period 2022-05-28
MICROPAC INDUSTRIES INC
filed 2022-07-12
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

On July 12, 2022, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 28, 2022

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 28, 2022 (unaudited) and November 30, 2021

Condensed Statements of Operations for the three and six months ended May 28, 2022 and May 29, 2021 (unaudited)

Condensed Statements of Cash Flows for the six months ended May 28, 2022 and May 29, 2021 (unaudited)

Condensed Statements of Shareholders’ Equity for the three and six months ended May 28, 2022 and May 29, 2021 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	May 28, 2022	November 30, 2021
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$16,019	$15,252
Receivables, net of allowance for doubtful accounts of $0 at May 28, 2022 and November 30, 2021	3,755	4,974
Contract assets	725	603
Inventories:
Raw materials and supplies	6,351	5,738
Work in process	2,291	2,946
Total inventories	8,642	8,684
Prepaid expenses and other assets	421	341
Total current assets	29,562	29,854

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,126
Furniture and fixtures	1,036	1,025
Construction in process	16,116	8,019
Machinery and equipment	9,734	9,390
Total property, plant, and equipment	30,028	21,576
Less accumulated depreciation	(10,886)	(10,739)
Net property, plant, and equipment	19,142	10,837
Operating lease right to use asset	41	67
Total assets	$48,745	$40,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,603	$1,963
Accrued compensation	1,025	1,295
Deferred revenue	1,174	1,258
Property taxes	189	318
Income tax payable	95	180
Operating lease liabilities, current portion	41	53
Other accrued liabilities	25	25
Total current liabilities	4,152	5,092

Operating lease liabilities, less current portion	—	14
Long Term Debt, net of debt issuance costs	11,613	3,369
Deferred income taxes, net	16	16
Total liabilities	15,781	8,491
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 28, 2022 and November 30, 2021	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	33,021	32,324
Total shareholders’ equity	32,964	32,267
Total liabilities and shareholders’ equity	$48,745	$40,758

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three Months ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021

NET SALES	$7,188	$7,635	$13,254	$11,685

COST AND EXPENSES:

Cost of goods sold	(4,245)	(4,141)	(7,521)	(6,831)

Research and development	(502)	(398)	(966)	(743)

Selling, general and administrative expenses	(1,850)	(1,590)	(3,618)	(2,979)

Total cost and expenses	(6,597)	(6,129)	(12,105)	(10,553)

OPERATING INCOME	591	1,506	1,149	1,132

Other income (expense), net	1	(3)	2	21

INCOME BEFORE TAXES	592	1,503	1,151	1,153

Provision for taxes	101	210	196	161

NET INCOME	$491	$1,293	$955	$992
NET INCOME PER SHARE, BASIC AND DILUTED	$0.19	$0.50	$0.37	$0.38

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	May 28, 2022	May 29, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$955	$992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	197	197
Amortization of right-of-use assets	26	23
Changes in certain current assets and liabilities:
Decrease (increase) in accounts receivable	1,219	(1,080)
Increase in contract assets	(122)	(394)
Decrease (increase) in inventories	43	(312)
Increase (decrease) in prepaid expenses	(80)	86
Decrease in prepaid income taxes	—	223
(Decrease) increase in deferred revenue	(84)	106
(Decrease) increase in accounts payable	(18)	8
Decrease in accrued compensation	(270)	(92)
Decrease in income tax payable	(85)	(85)
Decrease in lease liabilities	(26)	(23)
(Decrease) increase in all other accrued liabilities	(129)	13

Net cash provided by (used in) operating activities	1,626	(338)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,845)	(970)

Net cash used in investing activities	(8,845)	(970)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	8,244	—

Net cash provided by (used in) financing activities	7,986	(258)

Net increase (decrease) in cash and cash equivalents	767	(1,566)

Cash and cash equivalents at beginning of period	15,252	14,619

Cash and cash equivalents at end of period	$16,019	$13,053

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$257	$24
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$879	$414

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MAY 28, 2022 AND MAY 29, 2021

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2020	$308	$885	$(1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	$(1,250)	$28,965	$28,908

Net income	—	—	—	1,293	1,293

BALANCE, May 29, 2021	$308	$885	$(1,250)	$30,258	$30,201

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2021	$308	$885	$(1,250)	$32,324	$32,267

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	464	464

BALANCE, February 26, 2022	$308	$885	$(1,250)	$32,530	$32,473

Net income	—	—	—	491	491

BALANCE, May 28, 2022	$308	$885	$(1,250)	$33,021	$32,964

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 436 shareholders on May 28, 2022.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 28, 2022, the results of operations for the three and six months May 28, 2022 and May 29, 2021 ant the cash flows for the six months ended May 28, 2022 and May 29, 2021. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s Net Sales by Product Line.

	5/28/2022	5/29/2021
Microcircuits	$3,400	$2,741
Optoeletronics	4,235	3,774
Sensors and Displays	5,619	5,170
Total Revenue	$13,254	$11,685

Timing of revenue recognition
Transferred at a point in time	$11,429	$9,770
Transferred over time	1,825	1,915
Total Revenue	$13,254	$11,685

The following table summarizes the Company’s Net Sales by Major Market.

2022 Second Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,134	$196	$830	$344	$4,504
Domestic Distribution	1,591	572	0	334	2,497
International	—	127	0	60	187
	$4,725	$895	$830	$738	$7,188

2021 Second Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,588	$951	$1,158	$139	$4,836
Domestic Distribution	2,308	172	0	178	2,658
International	64	9	0	68	141
	$4,960	$1,132	$1,158	$385	$7,635

2022 Six Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$5,638	$799	$1,384	$534	$8,355
Domestic Distribution	3,384	718	—	473	4,575
International	71	150	—	103	324
	$9,093	$1,667	$1,384	$1,110	$13,254

2021 Six Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$4,011	$1,170	$1,708	$287	$7,176
Domestic Distribution	3,335	536	—	297	4,168
International	127	136	—	78	341
	$7,473	$1,842	$1,708	$662	$11,685

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	May 28, 2022	November 30, 2021	December 1, 2020
Receivables, net	$3,755	$4,974	$2,639
Contract assets	$725	$603	$512
Deferred revenue	$1,174	$1,258	$111

There was $103,000 of revenue recognized in fiscal year 2022 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $26,000 for the first six months of 2022 and $26,000 for the first six months of 2021. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three years.

The Undiscounted Future Minimum Lease Payments consist of the following at:

5/28/2022
2022	$28,000
2023	14,000
Total lease payments	42,000
Interest	1,000
Present value of lease liabilities	$41,000

Short-Term Investments

The Company had no short-term investments at May 28, 2022 or November 30, 2021. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 28, 2022 or November 30, 2021.

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

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2021 and the six months ended May 28, 2022, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months and six months ended May 28, 2022 and May 29, 2021, the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 28, 2022 or November 30, 2021.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest

There were no nonfinancial assets measured at fair value on a nonrecurring basis May 28, 2022 and November 30, 2021.

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

The Company has borrowed $11,792,000 against the construction loan as of May 28, 2022.

Debt	May 28, 2022
Notes payable	$11,792,000
Less unamortized debt issuance costs	179,000
Net Debt	11,613,000
Less—Current portion	—
Total long-term debt	$11,613,000

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six month periods ended May 28, 2022 and May 29, 2021, the Company had no dilutive potential common stock instruments.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended May 28, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended		Six months ended
	5/28/2022	5/29/2021	5/28/2022	5/29/2021
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	59.1%	54.3%	56.7%	58.4%
Research and development	7.0%	5.2%	7.3%	6.4%
Selling, general and administrative expenses	25.7%	20.8%	27.3%	25.5%
Total cost and expenses	91.8%	80.3%	91.3%	90.3%

OPERATING INCOME BEFORE INTEREST	8.2%	19.7%	8.7%	9.7%
AND INCOME TAXES

Interest and other income, net	—	—	—	0.2%

INCOME BEFORE TAXES	8.2%	19.7%	8.7%	9.9%

Provision for taxes	1.4%	2.8%	1.5%	1.4%

NET INCOME	6.8%	16.9%	7.2%	8.5%

Sales for the three and six month periods ended May 28, 2022 totaled $7,188,000 and $13,254,000, respectively. Sales for the second quarter decreased $447,000 from the same period of 2021 while sales for the first six months of 2022 increased $1,569,000 from the first six months of 2021. The majority of the increase is related to timing of shipments of customer orders of standard microelectronic products. Sales were 8% in the commercial market, 10% in the medical market, 69% in the military market, and 13% in the space market for the six months ended May 28, 2022 compared to 6% in the commercial market, 14% in the medical market, 64% in the military market, and 16% in the space market for the six months ended May 29, 2021.

Two customers accounted for 15% and 11% of the Company’s sales for the three months ended May 28, 2022, and one customer accounted for 17% for the six months ended May 28, 2022, while one customer accounted for 20% and 19% of the Company’s sales for the three months and six months ended May 29, 2021.

Cost of goods sold for the second quarters of 2022 and 2021 totaled 59.1% and 54.3% of net sales, respectively, while cost of goods sold for the six months ended May 28, 2022 and May 29, 2021 totaled 56.7% and 58.4% of net sales, respectively. In actual dollars, cost of goods sold increased $104,000 in the second quarter of 2022 compared to the same period of 2021. Year to date cost of goods sold increased $690,000 for the first six months of 2022 as compared to the same period in 2021. The majority of the increase in the second quarter is associated with the increase in cost of goods sold with the decrease in sales compared to second quarter of 2021.

Research and development expense increased $104,000 for the second quarter of 2022 versus 2021 and increased $223,000 for the first six months of 2022 compared to the same period of 2021. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expenses for the second quarter and first six months of 2022 totaled 25.7% and 27.3% respectively of net sales compared to 20.8% and 25.5% for the same periods in 2021. In actual dollars, selling, general and administrative expenses increased $260,000 for the second quarter and increased $639,000 for the first six months of 2022 compared to the same periods in 2021. The majority of the increase for the first six months resulted from an increase in commission expense in 2022, property tax on the new building and consultant fees.

Provisions for taxes decreased $109,000 for the second quarter of 2022 and increased $35,000 for the first six months of 2022 compared to the same period in 2021. The estimated effective tax rate was 17% for 2022 and 14% for 2021.

Net income decreased $802,000 for the second quarter of 2022 versus 2021 and decreased $36,000 for the first six months of 2022 compared to the same period of 2021.

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

As of May 28, 2022, the Company has $16,116,000 in construction in process on the new facility and has $11,792,000 in notes payable on the construction loan, outstanding draw request of $879,000 in accounts payable and has used $2,515,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $179,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $16,019,000 as of May 28, 2022 compared to $15,252,000 on November 30, 2021, an increase of $767,000. The increase in cash and cash equivalents is attributable to $1,626,000 cash provided by operations, $8,244,000 proceeds from the construction loan, offset by the payment of a cash dividend of $258,000, $356,000 in cash for additional manufacturing equipment and $8,489,000 for construction in process on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2022 totaled $15,395,000 compared to $13,105,000 for 2021. The increase resulted from timing of new orders for several custom products.

Backlog totaled $35,055,000 on May 28, 2022 compared to $31,517,000 as of May 29, 2021 and $32,635,000 on November 30, 2021 and represents a good mix of the company’s products and technologies.

2022 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,937	$1,359	$4,263	$2,312	$25,871
Domestic Distribution	7,594	710	—	430	8,734
International	116	65	—	269	450
	$25,647	$2,134	$4,263	$3,011	$35,055

2022 Current Backlog by Product Line
Microelectronics	$12,507
Optoelectronics	5,639
Sensors and Displays	16,909
$35,055

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 28, 2022 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended May 28, 2022.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and six months ended May 28, 2022 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2021

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

MICROPAC INDUSTRIES, INC.

July 12, 2022	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 12, 2022	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer