Form 10-Q
period 2022-08-27
MICROPAC INDUSTRIES INC
filed 2022-10-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

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

On October 11, 2022, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 27, 2022

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 27, 2022 (unaudited) and November 30, 2021

Condensed Statements of Operations for the three and nine months ended August 27, 2022 and August 28, 2021 (unaudited)

Condensed Statements of Cash Flows for the nine months ended August 27, 2022 and August 28, 2021 (unaudited)

Statements of Shareholders’ Equity for the three and nine months ended August 27, 2022 and August 28, 2021 (unaudited)

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

ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	August 27, 2022	November 30, 2021
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$15,602	$15,252
Receivables, net of allowance for doubtful accounts of $0 at August 27, 2022 and November 30, 2021	3,610	4,974
Other receivables	920	—
Contract assets	912	603
Inventories:
Raw materials and supplies	5,928	5,738
Work in process	3,641	2,946
Total inventories	9,569	8,684
Prepaid expenses and other assets	729	341
Total current assets	31,342	29,854

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,126
Furniture and fixtures	1,036	1,025
Construction in process	18,616	8,019
Machinery and equipment	9,844	9,390
Total property, plant, and equipment	32,638	21,576
Less accumulated depreciation	(10,985)	(10,739)
Net property, plant, and equipment	21,653	10,837
Operating lease right to use asset	27	67
Total assets	$53,022	$40,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,472	$1,963
Accrued compensation	1,106	1,295
Deferred revenue	1,155	1,258
Property taxes payable	383	318
Income tax payable	403	180
Operating lease liabilities, current portion	27	53
Other accrued liabilities	28	25
Total current liabilities	4,574	5,092

Operating lease liabilities, less current portion	—	14
Long Term Debt, net of debt issuance costs	14,359	3,369
Deferred income taxes, net	20	16
Total liabilities	18,953	8,491
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 27, 2022 November 30, 2021	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	34,126	32,324
Total shareholders’ equity	34,069	32,267
Total liabilities and shareholders’ equity	$53,022	$40,758

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine months ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021

NET SALES	$6,940	$8,180	$20,194	$19,865

COST AND EXPENSES:

Cost of goods sold	(3,667)	(4,407)	(11,188)	(11,237)

Research and development	(568)	(510)	(1,534)	(1,253)

Selling, general & administrative expenses	(2,231)	(1,649)	(5,849)	(4,628)

Total cost and expenses	(6,466)	(6,566)	(18,571)	(17,118)

OPERATING INCOME	474	1,614	1,623	2,747

Other income (expense), net	966	(210)	967	(190)

INCOME BEFORE TAXES	1,440	1,404	2,590	2,557

Provision for taxes	335	316	530	477

NET INCOME	$1,105	$1,088	$2,060	$2,080
NET INCOME PER SHARE, BASIC AND DILUTED	$0.43	$0.42	$0.80	$0.81

DIVIDENDS PER SHARE	$—	$—	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	August 27, 2022	August 28, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,060	$2,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	297	290
Loss on disposal of equipment	—	232
Deferred tax expense	4	8
Amortization of right-of-use assets	40	37
Changes in certain current assets and liabilities:
Decrease (increase) in accounts receivable	443	(648)
Increase in contract assets	(309)	(314)
Decrease (increase) in inventories	(884)	251
Increase (decrease) in prepaid expenses	(387)	75
Increase in prepaid income taxes	—	223
(Decrease) increase in deferred revenue	(103)	32
Increase in accounts payable	328	664
(Decrease) increase in accrued compensation	(189)	107
Increase in income taxes payable	224	202
Decrease in lease liabilities	(40)	(37)
Increase in all other accrued liabilities	65	105

Net cash provided by operating activities	1,549	3,307

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,931)	(3,363)

Net cash used in investing activities	(11,931)	(3,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	10,990	71

Net cash provided by (used in) financing activities	10,732	(187)

Net increase (decrease) in cash and cash equivalents	350	(243)

Cash and cash equivalents at beginning of period	15,252	14,619

Cash and cash equivalents at end of period	$15,602	$14,376

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$302	$247
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$402	$624

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED AUGUST 27, 2022 AND AUGUST 28, 2021

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2020	$308	$885	($1,250)	$29,524	$29,467

Dividend	—	—	—	(258)	(258)
Net loss	—	—	—	(301)	(301)

BALANCE, February 27, 2021	$308	$885	($1,250)	$28,965	$28,908

Net income	—	—	—	1,293	1,293

BALANCE, May 29, 2021	$308	$885	($1,250)	$30,258	$30,201

Net income	—	—	—	1,088	1,088

BALANCE, August 28, 2021	$308	$885	($1,250)	$31,346	$31,289

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2021	$308	$885	($1,250)	$32,324	$32,267

Dividend	—	—	—	(258)	(258)
Net income	—	—	—	464	464

BALANCE, February 26, 2022	$308	$885	($1,250)	$32,530	$32,473

Net income	—	—	—	491	491

BALANCE, May 28, 2022	$308	$885	($1,250)	$33,021	$32,964

Net income	—	—	—	1,105	1,105

BALANCE, August 27, 2022	$308	$885	($1,250)	$34,126	$34,069

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

The Company’s core technologies are microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

The Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 436 shareholders on August 27, 2022.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 27, 2022, the results of operations for the three and nine months ended August 27, 2022 and August 28, 2021 and the cash flows for the nine months ended August 27, 2022 and August 28, 2021, including the statement of shareholders equity. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

The Company's revenue on the majority of its customer contracts is recognized at a point in time, generally upon shipment of products.

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

Disaggregation of Revenue

The following table summarizes the Company’s Net Sales by Product Line.

	8/27/2022	8/28/2021
Microcircuits	$5,585	$5,132
Optoeletronics	6,056	5,144
Sensors and Displays	8,553	9,589
Total Revenue	$20,194	$19,865

Timing of revenue recognition
Transferred at a point in time	$17,393	$19,039
Transferred over time	2,801	826
Total Revenue	$20,194	$19,865

The following table summarizes the Company’s Net Sales by Major Market.

2022 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,684	$317	$754	$401	$4,156
Domestic Distribution	2,101	278	0	156	2,535
International	20	104	0	125	249
	$4,805	$699	$754	$682	$6,940

2021 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,052	$971	$1,069	$149	$5,241
Domestic Distribution	2,427	139	0	152	2,718
International	25	120	0	76	221
	$5,504	$1,230	$1,069	$377	$8,180

2022 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$8,322	$1,116	$2,138	$935	$12,511
Domestic Distribution	5,485	996	—	629	7,110
International	91	254	—	228	573
	$13,898	$2,366	$2,138	$1,792	$20,194

2021 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,063	$2,141	$2,777	$437	$12,418
Domestic Distribution	5,762	675	—	449	6,886
International	152	255	—	154	561
	$12,977	$3,071	$2,777	$1,040	$19,865

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	August 27, 2022	November 30, 2021	December 1, 2020
Receivables, net	$3,610	$4,974	$2,639
Contract assets	$912	$603	$512
Deferred revenue	$1,155	$1,258	$111

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $40,000 for the first nine months of 2022 and $37,000 for the first nine months of 2021. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is six months.

The Undiscounted Future Minimum Lease Payments consist of the following at:

8/27/2022
2022	$14,000
2023	14,000
Total lease payments	28,000
Interest	1,000
Present value of lease liabilities	$27,000

Short-Term Investments

The Company had no short-term investments at August 27, 2022 or November 30, 2021. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 27, 2022 or November 30, 2021.

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2021 and the nine months ended August 27, 2022, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended August 27, 2022 and August 28, 2021, the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 27, 2022 or November 30, 2021.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest

There were no nonfinancial assets measured at fair value on a nonrecurring basis August 27, 2022 and November 30, 2021.

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

The Company has borrowed $14,538,000 against the construction loan as of August 27, 2022.

Debt	August 27, 2022
Notes payable	$14,538,000
Less unamortized debt issuance costs	179,000
Net Debt	14,359,000
Less—Current portion	—
Total long-term debt	$14,359,000

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the nine months ended August 27, 2022 and August 28, 2021, the Company had no dilutive potential common stock instruments.

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

Note 8 EMPLOYEE RETENTION CREDIT UNDER THE CARES ACT

The CARES Act, passed by Congress on March 27, 2020, contained the employee retention credit (ERC), a refundable payroll tax credit to employers that have experienced hardship in their operations due to COVID-19. The CARES Act was amended and extended on December 27, 2020 by the Consolidated Appropriations Act, 2021 (the “CAA”) and in March 2021, the Internal Revenue Code was amended by the American Rescue Plan Act of 2021 to provide new employee retention credit provisions designed to promote employee retention and hiring.

This ERC is a fully refundable tax credit for employers equal to 70 percent of qualified wages that eligible employers pay their employees. This ERC applies to qualified wages paid after December 2020 and before January 1, 2022.

As a result, the Company has determined that it qualified for a $920,299 in employee retention credits during the first quarter of 2021, which the Company recognized as other income and recorded in other receivables for the refund claimed in the third quarter of 2022. The ERC impact was included in the Company’s fiscal year 2021 tax return.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended August 27, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended		Nine months ended
	8/27/2022	8/28/2021	8/27/2022	8/28/2021
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	52.9%	53.9%	55.4%	56.6%
Research and development	8.2%	6.2%	7.6%	6.3%
Selling, general & administrative expenses	32.1%	20.2%	29.0%	23.3%
Total cost and expenses	93.2%	80.3%	92.0%	86.2%

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	6.8%	19.7%	8.0%	13.8%

Interest and other income	13.9%	(2.6%)	4.8%	(0.9%)

INCOME BEFORE TAXES	20.7%	17.2%	12.8%	12.9%

Provision for taxes	4.7%	3.9%	2.6%	2.4%

NET INCOME	16.0%	13.3%	10.2%	10.5%

Sales for the three and nine month periods ended August 27, 2022 totaled $6,940,000 and $20,194,000, respectively. Sales for the third quarter decreased $1,240,000 from the same period of 2021 while sales for the first nine months of 2022 increased $329,000 from the first nine months of 2021. The majority of the decrease for the three months ended August 27, 2022 is related to timing of shipments of customer orders of custom sensor products. Sales were 9% in the commercial market, 10% in the medical market, 69% in the military market, and 12% in the space market for the nine months ended August 27, 2022 compared to 5% in the commercial market, 14% in the medical market, 66% in the military market, and 15% in the space market for the nine months ended August 28, 2021.

One customer accounted for 18% of the Company’s sales for the three months ended August 27, 2022, and two customers accounted for 17% and 10% for the nine months ended August 27, 2022, while one customer accounted for 21% and 20% of the Company’s sales for the three months and nine months ended August 28, 2021.

Cost of goods sold for the third quarters of 2022 and 2021 totaled 52.9% and 53.9% of net sales, respectively, while cost of goods sold for the nine months ended August 27, 2022 and August 28, 2021 totaled 55.4% and 56.6% of net sales, respectively. In actual dollars, cost of goods sold decreased $740,000 in the third quarter of 2022 compared to the same period of 2021. Year to date cost of goods sold decreased $49,000 for the first nine months of 2022 as compared to the same period in 2021.

Research and development expense increased $58,000 for the third quarter of 2022 versus 2021 and increased $281,000 for the first nine months of 2022 compared to the same period of 2021. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2022 totaled 32.1% and 29.0% respectively of net sales compared to 20.2% and 23.3% for the same periods in 2021. In actual dollars, selling, general and administrative expense increased $582,000 for the third quarter and increased $1,221,000 for the first nine months of 2022 compared to the same periods in 2021. The majority of the increase for the first nine months resulted from an increase in commission expense in 2022, property tax on the new building and consultant fees.

Provisions for taxes increased $19,000 for the third quarter of 2022 and increased $53,000 for the first nine months of 2022 compared to the same period in 2021. The estimated effective tax rate was 20% for 2022 and 18% for 2021.

Net income increased $17,000 for the third quarter of 2022 versus 2021 and decreased $20,000 for the first nine months of 2022 compared to the same period of 2021.

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

As of August 27, 2022, the Company has $18,616,000 in construction in process on the new facility and has $14,538,000 in notes payable on the construction loan, outstanding draw request of $128,000 in account payables and has used $2,515,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $179,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $15,602,000 as of August 27, 2022 compared to $15,252,000 on November 30, 2021, an increase of $350,000. The increase in cash and cash equivalents is attributable to $1,549,000 cash provided by operations, $10,990,000 proceeds from the construction loan, offset by the payment of a cash dividend of $258,000, $504,000 in cash for additional manufacturing equipment and $11,427,000 for construction in process on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2021 totaled $19,792,000 compared to $23,568,000 for 2022. The increase resulted from timing of new orders for several custom products.

Backlog totaled $36,421,000 on August 27, 2022 compared to $29,943,000 as of August 28, 2021 and $32,635,000 on November 30, 2021 and represents a good mix of the company’s products and technologies.

2022 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$15,351	$2,595	$6,381	$1,853	$26,180
Domestic Distribution	8,113	703	—	448	9,264
International	277	120	—	580	977
	$23,741	$3,418	$6,381	$2,881	$36,421

2022 Current Backlog by Product Line
Microelectronics	$12,449
Optoelectronics	5,658
Sensors and Displays	18,314
$36,421

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 27, 2022 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three month period ended August 27, 2022.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and nine months ended August 27, 2022 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2021

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

MICROPAC INDUSTRIES, INC.

October 11, 2022	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 11, 2022	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer