Form 10-K
period 2022-11-30
MICROPAC INDUSTRIES INC
filed 2023-02-10
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C.20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report). Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2022 representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,137,070, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 9, 2023 was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 9, 2023 is incorporated by reference in Part III to the extent described therein.

Table of Contents

		Page
Part I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9

Item 3.	Legal Proceedings	10

Item 4.	Mine Safety Disclosure	10

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6.	[Reserved]	11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 8.	Financial Statements and Supplementary Data	15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

Item 9A.	Controls and Procedures	29

Item 9B.	Other Information	26

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	30

Item 11.	Executive Compensation	33

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence	36

Item 14.	Principal Accountant Fees and Services	36

Part IV

Item 15.	Exhibits, Financial Statement Schedules	37

Item 16.	Form 10K Summary	37

	Signatures	38

PART I

Item 1.	Business

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

The Company’s core technologies are microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light-emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 435 shareholders on November 30, 2022.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 29% of the Company’s sales for the fiscal year ended November 30, 2022 and were 30% for fiscal 2021. Standard components and assemblies accounted for approximately 71% of the Company’s sales for the fiscal year ended November 30, 2022 and were 70% for fiscal 2021.

The Company provides microelectronics, sensors and displays, and optoelectronics products, to include components and assemblies that offer a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microelectronic technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 29% of the Company’s business in 2022 compared to 29% in 2021. Sensors and displays accounted for 43% of the Company’s business and the optocouplers product accounted for 28% of the Company’s business in 2022, compared to 45% and 26% in 2021, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Power operational amplifiers
•	Fiber optic components and assemblies
•	High-temperature (200º C) products
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigation systems, control circuitry, power supplies, laser positioning
•	Medical – optoelectronic sensors and electronics
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment and robotics

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

In 2022, the Company’s investment in technology through research and development, which was expensed, totaled approximately $2,191,000 ($1,739,000 in 2021). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $1,620,000 in non-recurring engineering revenue with $1,348,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one-year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives, and independent stocking distributors. Approximately 4% of the sales for fiscal year 2022 (4% in 2021) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $10,330,000 in 2022 compared to $9,449,000 in 2021, or 37% and 35% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 77% of the Company’s revenues in 2022 compared to 67% in 2021.

The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 18% and 10% of the Company’s sales during 2022 and one customer accounted for 20% of the Company’s sales during 2021.

BACKLOG

At November 30, 2022, the Company had a backlog of unfilled orders totaling approximately $32,686,000 compared to approximately $32,635,000 at November 30, 2021.

New orders for 2022 totaled $27,961,000 compared to $31,387,000 for 2021.

The backlog represents a good mix of the company’s products and technologies with 9% in the commercial market, 16% in the medical market, 64% in the military market, and 11% in the space market on November 30, 2022.

2022 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$14,385	$3,071	$5,322	$2,065	$24,843
Domestic Distribution	6,201	530	-	278	7,009
International	206	47	-	581	834
	$20,792	$3,648	$5,322	$2,924	$32,686

2022 Current Backlog by Product Line
Microelectronics	$10,665
Optoelectronics	5,417
Sensors and Displays	16,604
$32,686

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

At November 30, 2022, the Company had 147 full-time employees (compared to 153 at November 30, 2021), of which 14 were executive and managerial employees, 37 were engineers and quality-control personnel, 17 were clerical and administrative employees, and 79 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

Our values are also integral to our commitment to long-term sustainability, with environmental, social and governance (ESG) across our Company. With the construction of our new manufacturing center, discussed below, the Company has included in the design and construction significant improvements in support of our commitment to ESG.

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

Concentration Related Risk Factors

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 77% of the Company’s revenues in 2022 compared to 67% in 2021. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 18% and 10% of the Company’s sales during 2022 and one customer accounted for 20% during 2021. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

In addition, the Company has several custom commercial and medical products with a current backlog of $5,321,000. The loss of these custom products or a significant reduction in their purchases would be likely to adversely affect our business.

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

Operations Related Risk Factors

Fabrication efforts may not be successful

The Company produces silicon phototransistors and light-emitting diode die for use in certain military, standard and custom products. Fabrication efforts sometimes may not result in successful results, limiting the availability of these components. Competitors offer commercial level alternatives, and our customers may purchase our competitors’ products if the Company is not able to manufacture the products using these technologies to meet the customer demands.

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

We must maintain the ability to enhance our products and develop new products for the military, space or aerospace markets

The Company’s base products and technologies generally have long life cycles. The Company’s products are primarily used in military, space or aerospace applications, which also have long life cycles. Our future success may, however, depend in part on our ability to enhance the functionality of our existing products in a timely and cost-effective manner, our ability to continue close working relationships with major customers for the design of their new products, and our ability to develop new products and technologies for existing and emerging markets. We must also continue to make significant investments in research and development efforts in order to meet customer specifications for specially fabricated products. We may not be able to retain or obtain engineers, or other technical support staff, to conduct our research and development efforts as needed. There can be no assurance that the Company will be able to design, develop and market new products and technologies on a timely and cost-effective basis. Failure to respond to our customers’ requirements and to our competitors’ progress in technological changes could have a material adverse effect on the Company’s business.

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

In addition, the Company purchased 9.2 acres of land in Garland, Texas for $1,438,000 in 2017. With the purchase of this tract of land, the Company has completed construction of the new 76,000 square feet manufacturing center and corporate office. The Company is in the process of relocating the manufacturing and offices of the three existing buildings into a new manufacturing center.

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

Market Information, Holders and Dividends

On February 9, 2023 there were 435 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Market Pink Sheets under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2022	PRICE	PRICE
Fourth Quarter	$14.95	$12.25
Third Quarter	$16.40	$14.19
Second Quarter	$17.50	$15.00
First Quarter	$17.00	$14.30

Fiscal Year Ended November 30, 2021
Fourth Quarter	$17.31	$14.25
Third Quarter	$15.20	$12.55
Second Quarter	$16.20	$12.00
First Quarter	$12.70	$11.50

The market price of a share of the common stock as of February 6, 2023, the latest practical date, was $13.95.

During the three month period ended November 30, 2022, approximately 24,200 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $12.25 to $14.95 per share. For the two year period ending November 30, 2022, approximately 357,600 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $11.50 to a high of $17.50. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 7, 2021, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2022. The dividend was paid to shareholders on February 10, 2022.

On December 7, 2022, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2023. The dividend will be paid to shareholders on or about February 10, 2023.

Securities Issued under Equity Compensation Plan

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	November 30, 2022	November 30, 2021

Net Sales	100.0%	100.0%

Cost of goods sold	55.7%	55.7%
Research and Development	7.9%	6.4%
Selling, General, and Administrative	27.8%	23.7%
Cost & Expenses	91.4%	85.8%

Operating Income	8.6%	14.2%

Other income (expense), net	4.0%	(0.5)%

Income before Income Taxes	12.6%	13.7%

Provision for taxes	2.6%	2.5%

Net Income	10.0%	11.2%

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

The Company’s core technology is microelectronic and optoelectronic designs to include the packaging and interconnecting of multi-chip microelectronics modules. Other technologies include light emitting and light sensitive materials and products, including light-emitting diodes and silicon phototransistors, and electronic integration used in the Company’s optoelectronic components and assemblies.

Company sales totaled $27,785,000 resulting in an increase of $493,000 from 2021. The majority of the increase in sales were due to an increase in shipments of various custom products compared to 2021.

At November 30, 2022, the Company had a backlog of unfilled orders totaling approximately $32,686,000 compared to approximately $32,635,000 at November 30, 2021.

New orders for 2022 totaled $27,961,000 compared to $31,387,000 for 2021.

Approximately $6,624,000 of the new orders received in 2022 were delivered to customers in 2022, along with approximately $21,161,000 of the Company’s 2021 backlog of orders at November 30, 2021 resulting in revenue of $27,785,000.

The backlog represents a good mix of the company’s products and technologies with 9% in the commercial market, 16% in the medical market, 64% in the military market, and 11% in the space market on November 30, 2022.

2022 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$14,385	$3,071	$5,322	$2,065	$24,843
Domestic Distribution	6,201	530	-	278	7,009
International	206	47	-	581	834
	$20,792	$3,648	$5,322	$2,924	$32,686

2022 Current Backlog by Product Line
Microelectronics	$10,665
Optoelectronics	5,417
Sensors and Displays	16,604
$32,686

Cost of goods sold, as a percentage of net sales, was 55.7% in 2022 and 2021. In actual dollars, cost of sales increased $262,000 which was $15,473,000 in 2022 versus $15,211,000 in 2021.

In 2022, the Company’s investment in technology through research and development, which was expensed, totaled approximately $2,191,000 ($1,739,000 in 2021). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $1,620,000 in non-recurring engineering revenue with $1,348,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 27.8% of net sales in 2022 compared to 23.7% in 2021. In dollars expensed, selling, general and administrative expenses totaled $7,734,000 in 2022 as compared to $6,456,000 in 2021, an increase or $1,278,000. The majority of the increase was an increase in property tax on the new building and increase in consulting fees.

Other income (expense) and net interest income for fiscal 2022 totaled $1,112,000 compared to $(152,000) for fiscal 2021.The major increase in other income was $920,000 in employee retention credits during the first quarter of 2021, which the Company recognized as other income and recorded in other receivables for the refund claimed in the third quarter of 2022.

Income before taxes for fiscal 2022 was approximately $3,499,000, or 12.6% of net sales, compared to $3,734,000, or 13.7% of net sales in fiscal 2021.

Provisions for income tax for fiscal 2022 totaled $712,000 compared $676,000 for fiscal 2021. The Company’s effective income tax rate was 20.3% for the year ended November 30, 2022 and 18.1% for the year ended November 30, 2021.

Net income totaled approximately $2,787,000 or $1.08 per share in 2022 versus 2021 net income of $3,058,000 or $1.19 per share.

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

The interest rate of (3.40%) per annum includes an Interest-Only Period. Interest only shall be due and payable monthly as it accrues on the twenty-sixth (26th) day of each and every calendar month, beginning April 26, 2021, and continuing regularly and monthly thereafter until March 26, 2023; interest being calculated on the unpaid principal each day principal is outstanding and all payments made credited to any collection costs and late charges, to the discharge of the interest accrued and to the reduction of the principal, in such order as Lender shall determine.

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

Cash and cash equivalents totaled $15,375,000 as of November 30, 2022 compared to $15,252,000 on November 30, 2021, an increase of $123,000. The increase in cash and cash equivalents is attributable to $2,204,000 cash provided by operations, $11,390,000 proceeds from the construction loan, offset by the payment of a cash dividend of $258,000, $563,000 in cash for additional manufacturing equipment and $12,650,000 for construction in process on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company is working with a local contractor on the design and building of the new facility estimated at a cost of $18,353,000. The Company groundbreaking for the new manufacturing facility was June 17, 2021. As of November 30, 2022, the Company has $18,280,000 in construction in process on the new facility and has $14,938,000 in notes payable on the construction loan, outstanding draw request of $44,000 in account payables and has used $2,515,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $179,000.

Per the loan covenant, the Company must maintain a ratio of Free Cash Flow to Debt Service of not less than 1.20 to 1.00. As of November 30, 2022, the Company is in compliance.

Company management believes it will meet its 2023 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2022.

The Company has no significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended November 30, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

16	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP (PCAOB ID 726)

18	Balance Sheets as of November 30, 2022 and 2021

19	Statements of Income for the years ended November 30, 2022 and 2021

20	Statements of Shareholders’ Equity for the years ended November 30, 2022 and 2021

21	Statements of Cash Flows for the years ended November 30, 2022 and 2021

22-29	Notes to Financial Statements as of and for the years ended November 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2022 and 2021, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Margin Estimates for Long-Term Contracts and Related Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company produces certain products with no alternative use and for which the Company has an enforceable right to payment during the production cycle. For these contracts, the Company recognizes revenue over time as control over these products transfers to the customer. Thus, the Company records contract assets for work in process contracts at the end of each reporting period. The Company uses costs incurred to date as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating final margin involves estimating the costs to complete production of goods and comparing those costs to the total transaction price. These contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to variability. Due to the technical performance requirements in many of these contracts, changes to cost estimates could occur, resulting in higher or lower margins when the contracts are completed.

We identified revenue associated with work in process contracts recognized over time as a critical audit matter. The process of estimating final margin is subjective in nature that and resulted in a higher degree of audit effort and judgment. Changes in estimates of final margin could have a significant impact on the timing of revenue recognition.

How We Addressed the Matter

We obtained an understanding of the design of internal controls that address the risks of material misstatement relating to recording revenue from contracts with customers where revenue is recognized over time. We evaluated the reasonableness of judgements made and assumptions used by management relating to key estimates which include estimated total costs to complete and estimated final margins. We reviewed executed contracts to understand the contract terms, reperformed management’s process of assigning the appropriate timing of revenue recognition and tested the mathematical accuracy of revenue recognized over time based on costs incurred to date relative to total estimated margin. We tested the accuracy and completeness of the data used in developing key estimates, including materials, labor, and overhead costs. We performed a review of audit evidence from transactions completed after the measurement date related to the final gross margins for comparison to the Company’s initial gross margin estimates.

We evaluated management’s ability to estimate total inputs accurately by comparing actual inputs to management’s historical estimates for contracts that have been fulfilled.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2016.

Plano, Texas

February 9, 2023

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2022 AND 2021

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2022	2021

Cash and cash equivalents	$15,375	$15,252
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2022 and 2021	3,644	4,974
Other receivable	920	-
Contract assets	408	603
Inventories:
Raw materials and supplies	6,715	5,738
Work in process	3,573	2,946
Total inventories	10,288	8,684
Prepaid expenses and other assets	564	341
Total current assets	31,199	29,854

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,126
Furniture and fixtures	1,036	1,025
Construction in process equipment	19,415	8,019
Machinery and equipment	9,952	9,390
Total property, plant, and equipment	33,545	21,576
Less accumulated depreciation	(11,082)	(10,739)
Net property, plant, and equipment	22,463	10,837
Operating lease right to use asset	14	67
Deferred income taxes, net	86	-
Total assets	$53,762	$40,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,173	$1,963
Accrued compensation	1,086	1,295
Deferred revenue	1,192	1,258
Property taxes	560	318
Income tax	149	180
Short term debt	224	-
Other accrued liabilities	47	78
Total current liabilities	4,431	5,092

Operating lease liabilities less current portion	-	14
Long term debt, net of debt issuance costs	14,535	3,369
Deferred income taxes, net	-	16
Total liabilities	18,966	8,491
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30, 2022 and 2021	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	34,853	32,324
Total shareholders’ equity	34,796	32,267
Total liabilities and shareholders’ equity	$53,762	$40,758

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2022 AND 2021

(Dollars in thousands except share and per share data)

	2022	2021
NET SALES	$27,785	$27,292

COST AND EXPENSES:
Cost of goods sold	15,473	15,211
Research and development	2,191	1,739
Selling, general and administrative expenses	7,734	6,456

Total cost and expenses	25,398	23,406

OPERATING INCOME	2,387	3,886

Other income (expense), net	972	(171)
Interest income, net	140	19

INCOME BEFORE INCOME TAXES	3,499	3,734

PROVISION FOR INCOME TAXES
Current	814	633
Deferred	(102)	43
Total tax expense provision	712	676

NET INCOME	$2,787	$3,058

NET INCOME PER SHARE, BASIC AND DILUTED	$1.08	$1.19

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2022 AND 2021

(Dollars in thousands)

	Common Stock	Additional paid-in-capital	Treasury Stock	Retained Earnings	Total
BALANCE, November 30, 2020	$308	$885	$(1,250)	$29,524	$29,467

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	3,058	3,058

BALANCE, November 30, 2021	308	885	(1,250)	32,324	32,267

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	2,787	2,787

BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2022 AND 2021

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income	$2,787	$3,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	394	384
Deferred income tax (benefit) expense	(102)	43
Loss on disposal of equipment	-	245
Change in right of use of asset	53	50
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	1,330	(2,334)
Increase in employee retention credits receivable	(920)	-
(Increase) decrease in contract assets	195	(91)
Decrease (increase) in inventories	(1,604)	452
Decrease (increase) in prepaid expenses and other assets	(223)	174
Decrease in prepaid income taxes	-	223
Increase (decrease) in deferred revenue	(66)	1,146
Increase (decrease) in accounts payable	403	(101)
Increase (decrease) in accrued compensation	(209)	314
Increase (decrease) in income taxes payable	(30)	156
Decrease in lease liabilities	(53)	(50)
Increase in all other accrued liabilities	249	162

Net cash provided by operating activities	2,204	3,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,213)	(6,309)

Net cash used in investing activities	(13,213)	(6,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	11,390	3,548
Payment of debt issuance costs	-	(179)

Net cash provided by financing activities	11,132	3,111

Net increase in cash and cash equivalents	123	633

Cash and cash equivalents at beginning of period	15,252	14,619

Cash and cash equivalents at end of period	$15,375	$15,252

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$845	$472
Supplemental Non-Cash Flow Disclosure:
Accrued additions to property, plant and equipment	$44	$1,221

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Nov. 30, 2022	Nov. 30, 2021
Microelectronics	$7,998	$7,803
Optoelectronics	7,913	7,124
Sensors and Displays	11,874	12,365
	$27,785	$27,292

Timing of revenue recognition
Recognized at a point in time	$23,678	$23,555
Recognized over time	4,107	3,737
Total Revenue	$27,785	$27,292

The following table summarizes the Company’s net sales by major market.

2022 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$10,669	$1,148	$3,213	$1,403	$16,433
Domestic Distribution	7,993	1,508	-	829	10,330
International	233	351	-	438	1,022
	$18,895	$3,007	$3,213	$2,670	$27,785

2021 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$10,157	$2,364	$3,621	$498	$16,640
Domestic Distribution	7,945	861	-	644	9,450
International	222	751	-	229	1,202
	$18,324	$3,976	$3,621	$1,371	$27,292

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2022	November 30, 2021	December 1, 2020
Receivables, net	$3,644	$4,974	$2,639
Contract assets	$408	$603	$512
Deferred Revenue	$1,192	$1,258	$111

Revenue recognized in 2022 that was included in the deferred revenue liability balance at the beginning of the year was $103,000.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2022 or November 30, 2021.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15-40
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

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

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2022 and 2021, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares. During 2022 and 2021, the Company had no potential dilutive common stock.

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

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2022 and 2021.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2022 or 2021.

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

The Company has borrowed $14,938,000 against the construction loan as of November 30, 2022.

Debt November 30, 2022
Notes payable	$14,938
Less unamortized debt issuance costs	179
Net Debt	14,759
Less—Current portion	224
Total long-term debt	$14,535

Estimated maturities of our long-term debt over the next 5 years are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Frost Bank	$224	$395	$407	$421	$436	$13,057	$14,938

6.	PRODUCT WARRANTIES:

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

Warranty expense was approximately $114,000 and $185,000 in 2022 and 2021, respectively.

The following table summarizes product warranty activity recorded during the years ended November 30, 2022 and 2021 recorded in other accrued liabilities.

	2022	2021
Beginning balance	$25	$60
Additions for current year provision	114	56
Payments for current year	(114)	(91)
Ending balance	$25	$25

7.	LEASE COMMITMENTS:

Rent expense for each of the years ended November 30, 2022 and 2021 was $55,000 and $52,000 respectively.

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

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right of use assets upon adoption of ASC 842. The Company had an operating lease expense of $55,000 for 2022. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the Company would have to pay to borrow on the Company’s line of credit. The remaining lease term is three months.

The undiscounted future minimum lease payments consist of the following at November 30, 2022:

2023	$14
Total lease payments	14
Interest	-
Present value of lease liabilities	$14

8.	EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the “Plan”). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $476,000 in 2022 and $421,000 in 2021. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

9.	INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2022	2021
Current Provision:	$744	$574
Federal	700	59
State	814	633

Deferred federal tax expense (benefit)	(102)	43
Total	$712	$676

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows for the years ended November 30,

	2022	2021
Tax at statutory rate	$734	$784
State income taxes, net of federal benefit	55	46
Research and Development Tax Credit	(156)	(197)
Permanent differences and other	79	43

Income tax provision	$712	$676

The components of deferred tax assets and liabilities were as follows at November 30,

	2022	2021
Deferred tax assets (liabilities)
Inventory	$265	$169
Deferred revenue, sales returns and warranty	5	5
Other accrued liabilities	83	52
Depreciation	(267)	(242)
Net deferred tax assets (liabilities)	$86	$(16)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

10	SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 77% of the Company’s revenues in 2022 compared to 67% in 2021. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 18% and 10% of the Company’s sales during 2022 and one customer accounted for 20% of the Company’s sales during 2021. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

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

12. EMPLOYEE RETENTION CREDIT UNDER THE CARES ACT

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

As a result, the Company has determined that it qualified for a approximately $920,000 in employee retention credits during the first quarter of 2021, which the Company recognized as other income and recorded in other receivable for the refund claimed in the third quarter of 2022. The ERC impact was included in the Company’s fiscal year 2021 tax return.

13.	SUBSEQUENT EVENTS:

On December 7, 2022, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2023. The dividend will be paid to shareholders on or about February 10, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2022, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2022 as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2022.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, as set forth below. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 9, 2023.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	68	CEO, President and Member of Audit Committee and Chairman of the Board	October 2005

Heinz-Werner Hempel	94	Director and Member of Audit Committee	February 1997

Christine B. Dittrich	70	Director and Member of Audit Committee	October 2015

Gerald Tobey	69	Director and Member of Audit Committee	June 2017

Donald Robinson	57	Director and Member of Audit Committee	December 2019

Shaunna Black	68	Director and Member of Audit Committee	December 2019

Patrick S. Cefalu	65	CFO, Executive Vice President	N/A

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

Mr. Cefalu has over 44 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2022. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2022. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Donald Robinson, Ms. Dittrich, Ms. Shaunna Black and Mr. Gerald Tobey.

The Audit Committee held four (4) meetings during the year ended November 30, 2022. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2022. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2022

	Director	Audit Committee	Other fees	Total Fees

Shaunna Black	$17,500	$3,000	-	$20,500
Donald Robinson	$17,500	$3,000	-	$20,500
Christine Dittrich	$17,500	$3,000	-	$20,500
Gerald Tobey	$17,500	$3,000	-	$20,500

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2022, for filing with the Securities and Exchange Commission.

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

In addition, the independent Directors are responsible for considering and recommending the compensation arrangements for senior management. As part of its other responsibilities, they provide general oversight of our compensation structure, and, if deemed, necessary, retains and approves compensation consultants and other compensation experts. Other specific duties and responsibilities of reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors.

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

Employee, Officer and Director Hedging

None

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on information provided by such persons and a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2022, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2023 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2022, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2022.

Annual Compensation

Name and Principal Position	Year	Annual Salary	Bonus	All Other Compensation	Total
				(a)

Mark King,	2022	$309,936	$39,500	$42,696	$392,132
President and	2021	$301,924	$13,400	$42,672	$357,996
Chief Executive Officer (1)	2020	$300,391	$36,000	$41,280	$377,671

Patrick Cefalu,	2022	$192,856	$39,500	$34,809	$267,165
Vice President and	2021	$187,873	$13,400	$32,918	$234,191
Chief Financial Officer (2)	2020	$186,889	$36,000	$33,065	$255,954

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pay; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

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

The Board of Directors reviews and approves the Company’s annual bonus payment’s structure. In 2022 Mr. King and Mr. Cefalu received a bonus payment of $39,500 in December 2021

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2022, the Company paid $14,328 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2022, the Company made contributions to the Plan for Mr. King in the amount of $17,400 and for Mr. Cefalu in the amount of $13,941 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2022.

During the fiscal year ended November 30, 2022, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $10,968 and $6,540, respectively.

PROPOSAL 2- ADVISORY VOTE ON COMPENSATION OF OUR NAMED EXECUTIVES

As required pursuant to Section 14A of the Securities Exchange Act of 1934 (Exchange Act), we are asking stockholders to approve the compensation paid to the company’s named executives, Messrs. King and Cefalu, as disclosed in this proxy statement on pages 6 to 7, in an advisory vote. In the annual meeting held in March 2014, our shareholders approved a proposal to hold the advisory vote on executive compensation every three years. The last advisory vote on executive compensation was taken in connection with the annual meeting in March 2017, at which time our executive compensation was approved.

This advisory proposal, commonly referred to as a “say-on-pay” proposal, is not binding on the Board of Directors. Although the voting results are not binding, the Board will review and consider them when evaluating our executive compensation program.

The Board recommends a vote FOR this proposal because it believes that our compensation policies and practices are effective in achieving the Company’s goals.

PROPOSAL 3 - ADVISORY VOTE ON THE FREQUENCY OF

FUTURE ADVISORY VOTES ON EXECUTIVE COMPENSATION

In Proposal Number 2 above, we are asking stockholders to vote on an advisory resolution on executive compensation. As required pursuant to Section 14A of the Exchange Act, in this Proposal Number 3, we are asking stockholders to vote on whether future advisory votes on executive compensation should occur every year, every two years or every three years. Stockholders will be able to specify one of four choices for this proposal on the proxy card: one year, two years, three years, or abstain. This vote on the frequency of future advisory votes on executive compensation is non-binding on the Board, although the Board will review and consider the results of this vote when establishing the timing for future advisory votes such as the one in Proposal Number 2.

This is the second such advisory vote on the frequency of future advisory votes on the compensation we pay our executives. We intend to hold advisory votes on the frequency of the “say-on-pay” advisory votes every six years, as required under the Exchange Act. We believe, given the levels of compensation provided our executives and the lack of any current stock option plan or other incentive compensation other than a bonus, that an advisory vote every six years on the frequency of the “say-on-pay” advisory vote is sufficient.

The Board of Directors recommends that stockholders vote for holding the advisory vote on executive compensation EVERY THREE YEARS.

PROPOSAL 4 - THE ADOPTION OF THE MICROPAC INDUSTRIES, INC. 2023 EQUITY INCENTIVE PLAN

On February 8, 2023, the Board of Directors of Micropac has approved the Micropac Industries Inc. 2023 Equity Incentive Plan (“Plan”), which provides for the award of Performance-Based and Time-Vested Restricted Stock Units (“RSU”).

The complete text of the Plan is attached as Exhibit A to this Proxy Statement.

If approved by the shareholders, the Plan will be effective December 1, 2022. The Management of the Company believes that the Plan will promote the best interest of Micropac by:

(1) encourage continuity of management,

(2) increase personal interest in Micropac’s welfare by those who are primarily responsible for shaping and carrying out Micropac’s long-range plans and securing Micropac's continued growth and financial success; and

(3) help in attracting and retaining key personnel of outstanding ability and provide an added incentive for them to continue their association with Micropac.

The Board recommends a vote FOR this proposal because it believes that our compensation policies and practices are effective in achieving the Company’s goals.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class(1)

Jeff Capital, LP	137,438	5.3%

Heinz-Werner Hempel(2) (3) (4)	1,952,577	75.7%

Shaunna Black (3)	0	0%

Patrick Cefalu	0	0%

Christine Dittrich (3)	0	0%

Mark King (3)	16,600	Less than 0.6%

Donald Robinson (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors as a group (7 Persons)	1,969,177	76.4%

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed is 905 East Walnut Street, Garland, Texas 75040.

(2)	The Company and Mr. Heinz-Werner Hempel are parties to an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Mr. Hempel’s stock and allows Mr. Hempel to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

(4)	Effective October 10, 2007, Mr. Hempel transferred all of the shares of the Company’s common stock owned by him and consisting of 1,952,577 shares, to a partnership organized under the laws of Germany. This partnership is composed of Mr. Hempel, his son, and his daughter. As the consideration for this transfer, Mr. Hempel received a 99.98% share in this partnership and received the sole voting and management control. His son and daughter each own a 0.01% ownership interest in this partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016 through November 30, 2022.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2022 and November 30, 2021, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $145,000 and $145,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $29,500 in 2022, and $26,500 in 2021, respectively.

ALL OTHER FEES

Whitley Penn LLP fees for audit of the Company’s 401K plan was $11,000 in 2022 and $10,000 2021, respectively.

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
Patrick Cefalu
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated: February 9, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2023.

/s/ Mark King	/s/ Heinz-Werner Hempel
Mark King, Director	Heinz-Werner Hempel, Director

/s/ Donald Robinson	/s/ Gerald Tobey
Donald Robinson, Director	Gerald Tobey, Director

/s/ Christine Dittrich	/s/ Shaunna Black
Christine Dittrich, Director	Shaunna Black, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2022

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

