Form 10-Q
period 2023-02-25
MICROPAC INDUSTRIES INC
filed 2023-04-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

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

Large accelerated filer	☐	Emerging growth company ☐
Accelerated filer	☐	Smaller reporting company ☒
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

On April 11, 2023 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 25, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	February 25, 2023	November 30, 2022
	(Unaudited)

Cash and cash equivalents	$13,244	$15,375
Receivables, net of allowance for doubtful accounts of $0 at February 25, 2023 and November 30 2022	2,810	3,644
Other receivable	920	920
Contract assets	722	408
Inventories:
Raw materials and supplies	7,164	6,715
Work in process	4,175	3,573
Total inventories	11,339	10,288
Prepaid expenses and other assets	593	564
Total current assets	29,629	31,199

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	498	498
Facility improvements	1,126	1,126
Furniture and fixtures	1,183	1,036
Construction in process equipment	19,575	19,415
Machinery and equipment	10,024	9,952
Total property, plant, and equipment	33,924	33,545
Less accumulated depreciation	(11,160)	(11,082)
Net property, plant, and equipment	22,764	22,463
Operating lease right to use asset	-	14
Deferred income taxes, net	86	86
Total assets	$52,479	$53,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,469	$1,173
Accrued compensation	842	1,086
Deferred revenue	646	1,192
Property taxes	131	560
Income tax	25	149
Current portion of long term debt	225	224
Other accrued liabilities	25	47
Total current liabilities	3,363	4,431

Long term debt, net of debt issuance costs and current portion	14,634	14,535
Total liabilities	17,997	18,966
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 25, 2023 and November 30 2022	308	308
Additional paid-in-capital	885	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	34,539	34,853
Total shareholders’ equity	34,482	34,796
Total liabilities and shareholders’ equity	$52,479	$53,762

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	February 25, 2023	February 26, 2022

NET SALES	$6,190	$6,066

COST AND EXPENSES:

Cost of goods sold	(3,939)	(3,276)

Research and development	(652)	(464)

Selling, general and administrative expenses	(1,806)	(1,768)

Total cost and expenses	(6,397)	(5,508)

OPERATING INCOME (LOSS)	(207)	558

Other income, net	139	1

INCOME (LOSS) BEFORE TAXES	(68)	559

(Provision) benefit for taxes	12	(95)

NET INCOME (LOSS)	$(56)	$464

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.02)	$0.18

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	February 25, 2023	February 26, 2022

Net income (loss)	$(56)	$464
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	103	98
Amortization of right-of-use assets	14	13
Changes in certain current assets and liabilities:
Decrease in accounts receivable	834	1,490
Increase in contract assets	(314)	(189)
Increase in inventories	(1,051)	(168)
(Increase) decrease in prepaid expenses and other assets	(29)	61
(Decrease) increase in deferred revenue	(546)	181
Increase (decrease) in accounts payable	372	(8)
Decrease in accrued compensation	(244)	(451)
Decrease in income taxes payable	(124)	(42)
Decrease in lease liabilities	(14)	(13)
Decrease in all other accrued liabilities	(438)	(260)

Net cash provided by (used in) operating activities	(1,493)	1,176

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(480)	(5,281)

Net cash used in investing activities	(480)	(5,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	100	5,014

Net cash provided by (used in) financing activities	(158)	4,756

Net increase (decrease) in cash and cash equivalents	(2,131)	651

Cash and cash equivalents at beginning of period	15,375	15,252

Cash and cash equivalents at end of period	$13,244	$15,903

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$118	$137
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant and equipment	$75	$(269)

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 25, 2023 AND FEBRUARY 26, 2022

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2021	$308	$885	$(1,250)	$32,324	$32,267

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	464	464

BALANCE, February 26, 2022	$308	$885	$(1,250)	$32,530	$32,473

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796

Dividend	-	-	-	(258)	(258)
Net loss	-	-	-	(56)	(56)

BALANCE, February 25, 2023	$308	$885	$(1,250)	$34,539	$34,482

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 435 shareholders on February 25, 2023.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 25, 2023, the results of operations and cash flows for the three months ended February 25, 2023 and February 26, 2022. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2022 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Net Sales by Product Line
	(Dollars in thousands)

	Feb. 25, 2023	Feb. 26, 2022
Microelectronics	$1,020	$1,541
Optoelectronics	1,857	2,205
Sensors and Displays	3,313	2,320
	$6,190	$6,066
Timing of revenue recognition:
Recognized at a point in time	$5,112	$5,351
Recognized over time	1,078	715
Total Revenue	$6,190	$6,066

The following table summarizes the Company’s net sales by major market.

2023 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,310	$52	$950	$1,306	$3,618
Domestic Distribution	1,736	410	-	150	2,296
International	28	2	-	246	276
	$3,074	$464	$950	$1,702	$6,190

2022 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,505	$603	$555	$189	$3,852
Domestic Distribution	1,793	146	-	139	2,078
International	71	22	-	43	136
	$4,369	$771	$555	$371	$6,066

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	February 25, 2023	November 30, 2022	December 1, 2021
Receivables, net	$2,810	$3,644	$4,974
Contract assets	$722	$408	$603
Deferred revenue	$646	$1,192	$1,258

There was $546,000 of revenue recognized in fiscal year 2023 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. The Company had an operating lease expense of $14,000 for the first three months of 2023 and $13,000 for the first three months of 2022. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The remaining lease term is month to month.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 25, 2023 or November 30, 2022.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15-30
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2022 and the three months ended February 25, 2023, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

Research and Development Costs

Costs for the design and development of new products are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 25, 2023 and February 26, 2022, the Company had no dilutive potential common stock instruments.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 25, 2023 or November 30, 2022.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis February 25, 2023 and November 30, 2022.

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

The Company has borrowed $15,010,000 against the construction loan as of February 25, 2023.

Debt February 25, 2023
Notes payable	$15,010,000
Less unamortized debt issuance costs	151,000
Net Debt	14,859,000
Less—Current portion	225,000
Total long-term debt	$14,634,000

Estimated maturities of our long-term debt over the next 5 years are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Frost Bank	$225	$396	$409	$423	$438	$13,119	$15,010

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three months ended February 25, 2023 and February 26, 2022, the Company had no dilutive potential common stock instruments.

Note 7 SHAREHOLDERS’ EQUITY

On December 7, 2022, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2023. The dividend was paid to shareholders on February 10, 2023.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended February 25, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended
	February 25, 2023	February 26,2022
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	63.6%	54.0%
Research and development	10.5%	7.6%
Selling, general & administrative expenses	29.2%	29.1%
Total cost and expenses	103.3%	90.7%

OPERATING INCOME (LOSS)	(3.3)%	9.3%

Other income, net	2.2%	0.0%

INCOME (LOSS) BEFORE TAXES	(1.1)%	9.2%

(Provision) benefit for taxes	.2%	(1.6)%

INCOME (LOSS)	(0.9)%	7.7%

Sales for the first quarter ended February 25, 2023, totaled $6,190,000. Sales for the first quarter increased 2% or $124,000 above sales of $6,066,000 for the first quarter of 2022

Three customers accounted for 15%, 11% and 10% of the Company’s sales for the first quarter of 2023 and three customers accounted for 18% and 11%, and 10% of the Company’s sales for the first quarter of 2022. The three customers are distributors that sell to multiple customers.

Cost of goods sold for the first quarter of 2023 and 2022 totaled 63.6% and 54.0% of net sales, respectively. Cost of sales increased $662,000 or 20% for the first quarter of 2023 as compared to the first quarter of 2022.Two new custom products for separate customers have incurred higher material cost during the engineering and first production builds resulting in lower gross margins.

Research and development cost increased $188,000 for the first quarter of 2023 compared to the same period of 2022. The research and development expenditures were associated with the continued development of power management products, sensor products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2023 totaled 29.2% of net sales, compared to 29.1% for the same period in 2022. Selling, general and administrative expenses increased $39,000 in the first quarter of 2023 as compared to 2022.

Provisions for taxes decreased $107,000 for the first quarter of 2023 compared to the same period in 2022. The estimated effective tax rate was 17% for the first quarter of 2023 and 2022. The decrease was related to a net loss in the current period compared to a net profit in the 2022 period.

The Company had a net loss in the first quarter of 2023 of $56,000 compared to a net profit of $464,000 in the first quarter of 2022 associated with the increase in cost of goods sold and research and development compared to 2022.

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

As of February 25, 2023, the Company has $17,525,000 in construction in process on the new facility and has $15,010,000 in notes payable on the construction loan, outstanding draw request of $140,000 in account payables and has used $2,375,000 of the Company’s cash. In addition, the Company has unamortized loan fees on the construction loan in the amount of $151,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $13,244,000 as of February 25, 2023 compared to $15,375,000 on November 30, 2022, a decrease of $2,131,000. The decrease in cash and cash equivalents is attributable to $1,493,000 cash used in operations, $100,000 proceeds from the construction loan, offset by the payment of a cash dividend of $258,000, $320,000 in cash for additional manufacturing equipment and $160,000 for construction in process on the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for the first quarter of 2023 totaled $6,361,000 compared to $7,223,000 for the comparable period of 2022. Backlog totaled $33,496,000 on February 25, 2023 compared to $33,823,000 as of February 26, 2022 and $32,686,000 on November 30, 2022. Approximately $24,305,000 of the current backlog is expected to ship during the remainder of 2023.

2023 Current Backlog by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,935	$1,678	$4,461	$2,007	$26,081
Domestic Distribution	4,135	1,822	-	490	$6,447
International	274	213	-	481	$968
	$22,344	$3,713	$4,461	$2,978	$33,496

2023 Current Backlog by Product Line (Dollars in thousands)
Microelectronics	$12,102
Optoelectronics	5,677
Sensors and Displays	15,717
$33,496

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 25, 2023 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three-month period ended February 25, 2023.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 25, 2023 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2022.

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

MICROPAC INDUSTRIES, INC.

/s/ Mark King
April 11, 2023
Date	Mark King
Chief Executive Officer

/s/ Patrick Cefalu
April 11, 2023
Date	Patrick Cefalu
Chief Financial Officer

