Form 10-Q
period 2023-05-27
MICROPAC INDUSTRIES INC
filed 2023-07-11
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2023

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

On July 11, 2023, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 27, 2023

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	May 27, 2023	November 30, 2022
	(Unaudited)

Cash and cash equivalents	$11,661	$15,375
Receivables, net of allowance for doubtful accounts of $0 at May 27, 2023 and November 30, 2022	3,252	3,644
Other receivable	920	920

Contract assets	868	408
Inventories:
Raw materials and supplies	8,310	6,715
Work in process	3,636	3,573
Total inventories	11,946	10,288
Prepaid expenses and other assets	367	564

Total current assets	29,014	31,199

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	21,057	498
Facility improvements	1,126	1,126
Furniture and fixtures	2,050	1,036
Construction in process	106	19,415
Machinery and equipment	10,053	9,952
Total property, plant, and equipment	35,910	33,545
Less accumulated depreciation	(11,433)	(11,082)
Net property, plant, and equipment	24,477	22,463
Operating lease right of use asset	-	14
Deferred income taxes, net	86	86
Total assets	$53,577	$53,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$838	$1,173
Accrued compensation	870	1,086
Deferred revenue	730	1,192
Property taxes	326	560
Income tax	39	149
Short term debt	282	224
Other accrued liabilities	25	47
Total current liabilities	3,110	4,431

Long Term Debt, net of debt issuance costs	15,732	14,535
Total liabilities	18,842	18,966

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 27, 2023 November 30 2022	308	308
Additional paid-in-capital	924	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	34,753	34,853
Total shareholders’ equity	34,735	34,796
Total liabilities and shareholders’ equity	$53,577	$53,762

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

NET SALES	$7,443	$7,188	$13,632	$13,254

COST AND EXPENSES:

Cost of goods sold	(4,583)	(4,245)	(8,521)	(7,521)

Research and development	(625)	(502)	(1,277)	(966)

Selling, general & administrative expenses	(2,010)	(1,850)	(3,817)	(3,618)

Total cost and expenses	(7,218)	(6,597)	(13,615)	(12,105)

OPERATING INCOME	225	591	17	1,149

Other income, net	33	1	173	2

INCOME BEFORE TAXES	258	592	190	1,151

Provision for taxes	44	101	32	196

NET INCOME	$214	$491	$158	$955
NET INCOME PER SHARE, BASIC	$0.08	$0.19	$0.06	$0.37

NET INCOME PER SHARE, DILUTED	$0.08	$0.19	$0.06	$0.37

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic	2,578,315	2,578,315	2,578,315	2,578,315

WEIGHTED AVERAGE OF SHARES, diluted	2,613,965	2,578,315	2,613,965	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	May 27, 2023	May 28, 2022

Net income	$158	$955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	376	197
Stock-based compensation	39	-
Amortization of right-of-use asset	14	26
Changes in certain current assets and liabilities:
Decrease in accounts receivable	391	1,219
Increase in contract assets	(458)	(122)
Decrease (increase) in inventories	(1,658)	43
Increase (decrease) in prepaid expenses	196	(80)
Decrease in deferred revenue	(463)	(84)
Decrease in accounts payable	(346)	(18)
Decrease in accrued compensation	(215)	(270)
Decrease in income taxes payable	(111)	(85)
Decrease in lease liability	(14)	(26)
Decrease in all other accrued liabilities	(239)	(129)

Net cash provided by (used in) operating activities	(2,330)	1,626

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,381)	(8,845)

Net cash used in investing activities	(2,381)	(8,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	1,255	8,244

Net cash provided by financing activities	997	7,986

Net increase (decrease) in cash and cash equivalents	(3,714)	767

Cash and cash equivalents at beginning of period	15,375	15,252

Cash and cash equivalents at end of period	$11,661	$16,019

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$143	$257
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$10	$879

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MAY 27, 2023 AND MAY 28, 2022

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2021	$308	$885	$(1,250)	$32,324	$32,267

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	464	464

BALANCE, February 26, 2022	$308	$885	$(1,250)	$32,530	$32,473

Net income	-	-	-	491	491

BALANCE, May 28, 2022	$308	$885	$(1,250)	$33,021	$32,964

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796

Dividend	-	-	-	(258)	(258)
Net loss	-	-	-	(56)	(56)

BALANCE, February 26, 2023	$308	$885	$(1,250)	$34,539	$34,482

Stock-based compensation	-	39	-	-	39
Net income	-	-	-	214	214

BALANCE, May 27, 2023	$308	$924	$(1,250)	$34,753	$34,735

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on May 27, 2023.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 27, 2023, the results of operations for the three and six months May 27, 2023 and May 28, 2022 and the cash flows for the six months ended May 27, 2023 and May 28, 2022. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”). The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	May 27, 2023	May 28, 2022
Microcircuits	$2,650	$3,400
Optoeletronics	4,008	4,235
Sensors and Displays	6,974	5,619
	$13,632	$13,254

Timing of revenue recognition
Transferred at a point in time	$11,221	$11,429
Transferred over time	2,411	1,825
Total Revenue	$13,632	$13,254

The following table summarizes the Company’s net sales by major market.

2023 Second Quarter Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,006	$827	$826	$609	$5,268
Domestic Distribution	1,143	239	4	268	1,654
International	71	162	-	288	521
	$4,220	$1,228	$830	$1,165	$7,443

2022 Second Quarter Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,134	$196	$830	$344	$4,504
Domestic Distribution	1,591	572	-	334	2,497
International	-	127	-	60	187
	$4,725	$895	$830	$738	$7,188

2023 Six Months Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$4,315	$727	$1,780	$1,915	$8,737
Domestic Distribution	2,879	800	-	419	4,098
International	99	164	-	534	797
	$7,293	$1,691	$1,780	$2,868	$13,632

2022 Six Months Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$5,638	$799	$1,384	$534	$8,355
Domestic Distribution	3,384	718	-	473	4,575
International	71	150	-	103	324
	$9,093	$1,667	$1,384	$1,110	$13,254

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	May 27, 2023	November 30, 2022	December 1, 2021
Receivables, net	$3,252	$3,644	$4,974
Contract assets	$868	$408	$603
Deferred revenue	$730	$1,192	$1,258

There was $605,230 of revenue recognized in fiscal year 2023 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for an operating lease liability and right-of-use asset in accordance with ASC 842. The Company had an operating lease expense of $14,000 for the first six months of 2023 and $26,000 for the first six months of 2022. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

Short-Term Investments

The Company had no short-term investments at May 27, 2023 or November 30, 2022. Short-term investments consist of certificates of deposits with maturities greater than 90 days. These investments are reported at historical cost, which approximates fair value. All highly liquid investments with maturities of 90 days or less are classified as cash equivalents.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 27, 2023 or November 30, 2022.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, and depreciation is provided using the straight-line method at rates based upon the following estimated useful lives (in years) of the assets:

Buildings	15-39
Facility improvements	8-15
Machinery and equipment	5-10
Furniture and fixtures	5-8

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

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2022 and the six months ended May 27, 2023, including the construction of the new manufacturing facility, which was put into service during the second quarter of 2023. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

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

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the three and six months ended May 27, 2023 and May 28, 2022:

	Three months ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

Weighted average of shares, basic	2,578,315	2,578,315	2,578,315	2,578,315
Restricted stock units	35,650	-	35,650	-
Weighted average of shares, diluted	2,613,965	2,578,315	2,613,965	2,578,315

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 27, 2023 or November 30, 2022.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest

There were no nonfinancial assets measured at fair value on a nonrecurring basis May 27, 2023 or November 30, 2022.

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

On March 26, 2021, the Company renewed the Revolving Loan Agreement with Frost through the “Seventh Amendment to Loan Agreement.”. The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.50%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

Revolving Credit Loans.  Subject to the terms of the, Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. There are no borrowings outstanding as of May 27, 2023. The loan has a maturity date of April 23, 2025.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-half percent (3.50%).

The Company has borrowed $16,160,000 against the construction loan as of May 27, 2023.

Debt May 27, 2023
Notes payable	$16,160,000
Less unamortized debt issuance costs	146,000
Net Debt	16,014,000
Less—Current portion	282,000
Total long-term debt	$15,732,000

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and six months ended May 27, 2023 and May 28, 2022, the Company has dilutive potential common stock instruments with the restricted stock units.

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

NOTE 8 STOCK-BASED COMPENSATION

We have one restricted stock units ("RSUs") stock-based compensation award as part of Micropac Industries Inc.’s 2023 Equity Incentive Plan. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

	Three months ended May 27,		Six months ended May 27,
	2023	2022	2023	2022
Stock-based compensation expense	$39.0	$-	$39.0	$-

Our 2023 annual grant of RSUs occurred in the second quarter. The weighted -average grant-date fair value of each stock option granted in 2023 was $13.13. All the RSUs granted in 2023 vest over a three-year period.

The following is a summary of our RSUs activity for the six months ended May 27, 2023:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	36.7	13.13	-	-
Exercised	-	0	-	-
Outstanding at end of the period	36.7	$13.13	-	$-
Exercisable at end of the period	-	$0	-	$-

MICROPAC INDUSTRIES, INC.

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended May 27, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended		Six months ended
	5/27/2023	5/28/2022	5/27/2023	5/28/2022
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	61.6%	59.1%	62.5%	56.7%
Research and development	8.4%	7.0%	9.4%	7.3%
Selling, general & administrative expenses	27.0%	25.7%	28.0%	27.3%
Total cost and expenses	97.0%	91.8%	99.9%	91.3%

OPERATING INCOME BEFORE INTEREST	3.0%	8.2%	0.1%	8.7%
AND INCOME TAXES

Interest and other income	0.5%	-	1.3%	-

INCOME BEFORE TAXES	3.5%	8.2%	1.4%	8.7%

Provision for taxes	0.6%	1.4%	0.2%	1.5%

NET INCOME	2.9%	6.8%	1.2%	7.2%

Sales for the three and six month periods ended May 27, 2023 totaled $7,443,000 and $13,632,000, respectively. Sales for the second quarter increased $255,000 from the same period of 2022 while sales for the first six months of 2023 increased $378,000 from the first six months of 2022. The majority of the increase is related to timing of shipments of customer orders of standard microelectronic products. Sales were 21% in the commercial market, 13% in the medical market, 54% in the military market, and 12% in the space market for the six months ended May 27, 2023 compared to 8% in the commercial market, 10% in the medical market, 69% in the military market, and 13% in the space market for the six months ended May 28, 2022.

Three customers accounted for 12%,11%, and 7% of the Company’s sales for the three months ended May 27, 2023, and one customer accounted for 13% and two customers accounted for 8% for the six months ended May 27, 2023, while two customers accounted for 15% and 11% of the Company’s sales for the three months ended May 28, 2022 and one customer accounted for 17% for the six months ended May 28, 2022.

Cost of goods sold for the second quarters of 2023 and 2022 totaled 61.6% and 59.1% of net sales, respectively, while cost of goods sold for the six months ended May 27, 2023 and May 28, 2022 totaled 62.5% and 56.7% of net sales, respectively. In actual dollars, cost of goods sold increased $338,000 in the second quarter of 2023 compared to the same period of 2022. Year to date cost of goods sold increased $1,000,000 for the first six months of 2023 as compared to the same period in 2022. The majority of the increase in cost of goods sold was an increase in material cost on two new custom products for separate customers during the engineering and first production builds resulting in lower gross margins. In addition, depreciation expense increased associated with the new facility being placed into service.

Research and development expense increased $123,000 for the second quarter of 2023 versus 2022 and increased $311,000 for the first six months of 2023 compared to the same period of 2022. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the second quarter and first six months of 2023 totaled 27.0% and 28.0% respectively of net sales compared to 25.7% and 27.3% for the same periods in 2022. In actual dollars, selling, general and administrative expense increased $160,000 for the second quarter and increased $199,000 for the first six months of 2023 compared to the same periods in 2022. The majority of the increase for the first six months resulted from an increase in property tax and depreciation on the new building.

Provisions for taxes decreased $57,000 for the second quarter of 2023 and decreased $164,000 for the first six months of 2023 compared to the same period in 2022. The estimated effective tax rate was 17% for 2023 and 17% for 2022.

Net income decreased $277,000 for the second quarter of 2023 versus 2022 and decreased $797,000 for the first six months of 2023 compared to the same period of 2022.

Liquidity and Capital Resources

The Company used a combination of cash and a commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas the Company purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan as discussed in Note 5 to the condensed financial statements.

As of May 27, 2023, the Company has $16,160,000 in notes payable on the construction loan. In addition, the Company has unamortized loan fees on the construction loan in the amount of $144,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $11,661,000 as of May 27, 2023 compared to $15,375,000 on November 30, 2022, an decrease of $3,714,000. The decrease in cash and cash equivalents is attributable to $2,320,000 cash used by operations, $1,255,000 proceeds from the construction loan, offset by the payment of a cash dividend of $258,000 and $2,391,000 in cash for additional manufacturing equipment and the new facility.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2023 totaled $19,362,000 compared to $13,105,000 for 2022. The increase resulted from timing of new orders for several custom products.

Backlog totaled $39,203,000 on May 27, 2023 compared to $35,055,000 as of May 28, 2022 and $32,686,000 on November 30, 2022 and represents a good mix of the company’s products and technologies.

2022 Current Backlog by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$15,493	$1,035	$2,754	$1,700	$20,982
Domestic Distribution	14,246	1,691	-	1,212	17,149
International	333	337	-	402	1,072
	$30,072	$3,063	$2,754	$3,314	$39,203

2022 Current Backlog by Product Line

Microelectronics	$14,540
Optoelectronics	6,821
Sensors and Displays	17,842
$39,203

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 27, 2023 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the six month period ended May 27, 2023.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and six months ended May 27, 2023 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2022

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

10.15	Amended Employment Agreement with Patrick Cefalu dated April 6, 2023

10.16	“Seventh Amendment to Loan Agreement” dated May 16, 2023, between Micropac Industries, Inc. as borrower and Frost Bank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MICROPAC INDUSTRIES, INC.

July 11, 2023	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 11, 2023	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer

