Form 10-Q
period 2023-08-26
MICROPAC INDUSTRIES INC
filed 2023-10-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2023

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

On October 10, 2023, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 26, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	August 26, 2023	November 30, 2022
	(Unaudited)
Cash and cash equivalents	$11,449	$15,375
Receivables, net of allowance for doubtful accounts of $0 at August 26, 2023 and November 30 2022	3,288	3,644
Other receivables	1,010	920
Contract assets	623	408

Inventories:
Raw materials and supplies	7,198	6,715
Work in process	4,921	3,573
Total inventories	12,119	10,288
Prepaid expenses and other assets	408	564
Total current assets	28,897	31,199

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	21,013	498
Facility improvements	1,126	1,126
Furniture and fixtures	2,065	1,036
Construction in process	153	19,415
Machinery and equipment	10,173	9,952
Total property, plant, and equipment	36,048	33,545
Less accumulated depreciation	(11,707)	(11,082)
Net property, plant, and equipment	24,341	22,463
Operating lease right to use asset	-	14
Deferred income taxes, net	102	86
Total assets	$53,340	$53,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,225	$1,173
Accrued compensation	926	1,086
Deferred revenue	560	1,192
Property taxes payable	521	560
Income tax payable	12	149
Short term debt	429	224
Other accrued liabilities	24	47
Total current liabilities	3,697	4,431

Long Term Debt, net of debt issuance costs	15,417	14,535
Total liabilities	19,114	18,966
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 26, 2023 November 30, 2022	308	308
Additional paid-in-capital	944	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	34,224	34,853
Total shareholders’ equity	34,226	34,796
Total liabilities and shareholders’ equity	$53,340	$53,762

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

NET SALES	$6,458	$6,940	$20,091	$20,194

COST AND EXPENSES:

Cost of goods sold	(4,576)	(3,667)	(13,098)	(11,188)

Research and development	(454)	(568)	(1,731)	(1,534)

Selling, general & administrative expenses	(2,017)	(2,231)	(5,833)	(5,849)

Total cost and expenses	(7,047)	(6466)	(20,662)	(18,571)

OPERATING INCOME (LOSS)	(589)	474	(571)	1,623

Interest and other income, net	44	966	218	967

INCOME (LOSS) BEFORE TAXES	(545)	1,440	(353)	2,590

(Provision) benefit for taxes	15	(335)	(18)	(530)

NET INCOME (LOSS)	$(530)	$1,105	$(371)	$2,060

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.21)	$0.43	$(0.14)	$0.80

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

WEIGHTED AVERAGE OF SHARES, basic and diluted	2,578,315	2,578,315	2,578,315	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	August 26, 2023	August 27, 2022

Net income (loss)	$(371)	$2,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	650	297
Stock-based compensation	59	-
Amortization of debt issuance cost	38	-
Deferred tax expense (benefit)	(16)	4
Amortization of right of use assets	14	40
Changes in certain current assets and liabilities:
Decrease in accounts receivable	265	443
Increase in contract assets	(215)	(309)
Increase in inventories	(1,831)	(884)
Increase (decrease) in prepaid expenses	157	(387)
Decrease in deferred revenue	(632)	(103)
Increase in accounts payable	29	328
Decrease in accrued compensation	(159)	(189)
(Decrease) increase in income taxes payable	(138)	224
Decrease in lease liabilities	(14)	(40)
(Decrease) increase in all other accrued liabilities	(47)	65

Net cash (used in) provided by operating activities	(2,211)	1,549

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(2,506)	(11,931)

Net cash used in investing activities	(2,506)	(11,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	1,222	10,990
Payment on long term debt	(173)	-

Net cash provided by financing activities	791	10,732

Net increase (decrease) in cash and cash equivalents	(3,926)	350

Cash and cash equivalents at beginning of period	15,375	15,252

Cash and cash equivalents at end of period	$11,449	$15,602

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$177	$302
Cash paid for interest	$405	$373
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$22	$402

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED AUGUST 26, 2023 AND AUGUST 27, 2022

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2021	$308	$885	($1,250)	$32,324	$32,267

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	464	464

BALANCE, February 26, 2022	$308	$885	($1,250)	$32,530	$32,473

Net income	-	-	-	491	491

BALANCE, May 28, 2022	$308	$885	($1,250)	$33,021	$32,964

Net income	-	-	-	1,105	1,105

BALANCE, August 27, 2022	$308	$885	($1,250)	$34,126	$34,069

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2022	$308	$885	($1,250)	$34,853	$34,796

Dividend	-	-	-	(258)	(258)
Net loss	-	-	-	(56)	(56)

BALANCE, February 26, 2023	$308	$885	($1,250)	$34,539	$34,482

Stock-based compensation		39	-	-	39
Net income	-	-	-	215	215

BALANCE, May 27, 2023	$308	$924	($1,250)	$34,754	$34,736

Stock-based compensation		20	-	-	20
Net loss	-	-	-	(530)	(530)

BALANCE, August 26, 2023	$308	$944	($1,250)	$34,224	$34,226

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

The Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on August 26, 2023.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 26, 2023, the results of operations for the three and nine months ended August 26, 2023 and August 27, 2022 and the cash flows for the three and nine months ended August 26, 2023 and August 27, 2022, including the statement of shareholders equity. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	8/26/2023	8/27/2022
Microcircuits	$4,985	$5,585
Optoeletronics	5,432	6,056
Sensors and Displays	9,674	8,553
	$20,091	$20,194

Timing of revenue recognition:
Transferred at a point in time	$16,521	$17,393
Transferred over time	3,570	2,801
Total Revenue	$20,091	$20,194

The following table summarizes the Company’s net sales by major market.

2023 Third Quarter Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,312	$254	$489	$294	$4,349
Domestic Distribution	1,444	81	7	313	1,845
International	139	20	-	105	264
	$4,895	$355	$496	$712	$6,458

2022 Third Quarter Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,684	$317	$754	$401	$4,156
Domestic Distribution	2,101	278	-	156	2,535
International	20	104	-	125	249
	$4,805	$699	$754	$682	$6,940

2023 Nine Months Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,618	$952	$2,275	$2,220	$13,065
Domestic Distribution	4,318	910	-	737	5,965
International	238	185	-	638	1,061
	$12,174	$2,047	$2,275	$3,595	$20,091

2022 Nine Months Sales by Major Market

	Military	Space	Medical	Commercial	Total
Domestic Direct	$8,322	$1,116	$2,138	$935	$12,511
Domestic Distribution	5,485	996	-	629	7,110
International	91	254	-	228	573
	$13,898	$2,366	$2,138	$1,792	$20,194

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	August 26, 2023	November 30, 2022	December 1, 2021
Receivables, net	$3,288	$3,644	$4,974
Contract assets	$623	$408	$603
Deferred revenue	$560	$1,192	$1,258

There was $642,260 of revenue recognized in fiscal year 2023 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $14,000 for the first nine months of 2023 and $40,000 for the first nine months of 2022. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 26, 2023 or November 30, 2022.

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2022 and the nine months ended August 26, 2023, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects. In March 2023, the new manufacturing facility was completed and placed in service.

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

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the three and nine months ended August 26, 2023 and August 27, 2022:

	Three months ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

Weighted average of shares, basic	2,578,315	2,578,315	2,578,315	2,578,315
Restricted stock units	-	-	-	-
Weighted average of shares, diluted	2,578,315	2,578,315	2,578,315	2,578,315

Due to the current loss position, the Company has not included the 35,650 restricted stock units due to being anti-dilutive in nature.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 1, 2023 for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company believes that adopting ASU 2016-13 will have no material impact on the financial statements and related disclosures.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 26, 2023 or November 30, 2022.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis August 26, 2023 and November 30, 2022.

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

Revolving Credit Loans.  Subject to the terms of the, Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. There are no borrowings outstanding as of August 26, 2023. The loan has a maturity date of April 23, 2025.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to the lesser of (a) a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-quarter percent (3.25%).

The Company borrowed $16,160,000 against the construction loan as of August 26, 2023.

Debt August 26, 2023
Notes payable	$15,987,000
Less unamortized debt issuance costs	141,000
Net Debt	15,846,000
Less—Current portion	429,000
Total long-term debt	$15,417,000

Estimated maturities of our long-term debt over the next 5 years are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Frost Bank	$106	$433	$447	$463	$479	$14,059	$15,987

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share gives effect to all dilutive potential common shares. For the three and nine months ended August 26, 2023, the Company has dilutive potential common stock instruments with the restricted stock units.

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

NOTE 8 STOCK-BASED COMPENSATION

We have issued restricted stock units ("RSUs") stock-based compensation awards as part of Micropac Industries Inc.’s 2023 Equity Incentive Plan. Our 2023 annual grant of RSUs occurred in the second quarter. The weighted -average grant-date fair value of each unit granted in 2023 was $13.13. All the RSUs granted in 2023 vest over a three-year period.

The following is a summary of our RSUs activity for nine months ended August 26, 2023 and August 27, 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	-	-	-	-
Granted	35.7	$13.13	-	-
Vested	-	-	-	-
Cancelled	-	-	-	-
Unvested at end of the period	35.7	$13.13	-	-

The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

	August 26, 2023 and August 27, 2022
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Stock-based compensation expense	$20.00	-	$59.00	-

The following table sets forth the stock-based unvested compensation expense by year to be recognized (in thousands):

	2023	2024	2025	Total
Stock-based unvested compensation expense	20	78	78	176

MICROPAC INDUSTRIES, INC.

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended August 26, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Actual results could differ from these estimates.

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

Results of Operations

	Three months ended		Nine months ended
	8/26/2023	8/27/2022	8/26/2023	8/27/2022
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	70.8%	52.9%	65.2%	55.4%
Research and development	7.0%	8.2%	8.6%	7.6%
Selling, general & administrative expenses	31.2%	32.1%	29.0%	29.0%
Total cost and expenses	109.0%	93.2%	102.8%	92.0%

OPERATING INCOME (LOSS)	(9.0%)	6.8%	(2.8%)	8.0%

Interest and other income, net	0.7%	13.9%	1.0%	4.8%

INCOME (LOSS) BEFORE TAXES	(8.3%)	20.7%	(1.8%)	12.8%

(Provision) benefit for taxes	0.2%	(4.7%)	(0%)	(2.6%)

NET INCOME (LOSS)	(8.1%)	16.0%	(1.8%)	10.2%

Sales for the three and nine month periods ended August 26, 2023 totaled $6,458,000 and $20,091,000, respectively. Sales for the third quarter decreased $482,000 from the same period of 2022 while sales for the first nine months of 2023 decreased $103,000 from the first nine months of 2022. The majority of the decrease for the three months ended August 26, 2023 is related to timing of shipments of customer orders of standard solid state relays products. Sales were 18% in the commercial market, 11% in the medical market, 61% in the military market, and 10% in the space market for the nine months ended August 26, 2023 compared to 9% in the commercial market, 10% in the medical market, 69% in the military market, and 12% in the space market for the nine months ended August 27, 2022.

Three customers accounted for 13%, 11%, and 10% of the Company’s sales for the three months ended August 26, 2023, and two customers accounted for 12% and 10% for the nine months ended August 26, 2023, while one customer accounted for 18% of the Company’s sales for the three months ended August 27, 2022, and two customers accounted for 17% and 10% for the nine months ended August 27, 2022.

Cost of goods sold for the third quarters of 2023 and 2022 totaled 70.8% and 52.9% of net sales, respectively, while cost of goods sold for the nine months ended August 26, 2023 and August 27, 2022 totaled 65.2% and 55.4% of net sales, respectively. In actual dollars, cost of goods sold increased $909,000 in the third quarter of 2023 compared to the same period of 2022. Year to date cost of goods sold increased $1,910,000 for the first nine months of 2023 as compared to the same period in 2022. Most of the increase in cost of goods sold was an increase in material cost on a custom product for a customer during the engineering and first production builds resulting in lower gross margins. The contract with the customer on the custom product has been completed. In addition, depreciation expense increased associated with the new facility being placed into service.

Research and development expense decreased $114,000 for the third quarter of 2023 versus 2022 and increased $197,000 for the first nine months of 2023 compared to the same period of 2022. The research and development expenditures were associated with continued development of several power management products and fiber optic transceivers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2023 totaled 31.2% and 29.0% respectively of net sales compared to 32.1% and 29.0% for the same periods in 2022. In actual dollars, selling, general and administrative expense decreased $214,000 for the third quarter and decreased $16,000 for the first nine months of 2023 compared to the same periods in 2022. The majority of the decrease for the three months ended August 26, 2023 resulted from an decrease in consultant fees.

Provisions for taxes decreased $350,000 for the third quarter of 2023 and decreased $512,000 for the first nine months of 2023 compared to the same period in 2022.

Net income decreased $1,635,000 for the third quarter of 2023 versus 2022 and decreased $2,431,000 for the first nine months of 2023 compared to the same period of 2022.

Liquidity and Capital Resources

The Company used a combination of cash and a commercial real estate construction loan for the construction of a the new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas the Company purchased. On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan as discussed in Note 5 to the condensed financial statements.

As of August 26, 2023, the Company has $15,987,000 in notes payable on the construction loan. In addition, the Company has unamortized loan fees on the construction loan in the amount of $141,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $11,449,000 as of August 26, 2023 compared to $15,375,000 on November 30, 2022, an decrease of $3,926,000. The decrease in cash and cash equivalents is attributable to $2,249,000 cash used in operations, the payment of a cash dividend of $258,000, $223,000 in cash for additional manufacturing equipment and $2,283,000 for construction of the new facility offset by $1,087,000 net proceeds from the financing

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2023 totaled $29,349,000 compared to $19,792,000 for 2022. The increase resulted from timing of new orders for $8,432,000 in space level solid state relays.

Backlog totaled $42,718,000 on August 26, 2023 compared to $36,421,000 as of August 27, 2022 and $32,686,000 on November 30, 2022 and represents a good mix of the company’s products and technologies.

2023 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$19,962	$841	$2,259	$1,364	$24,426
Domestic Distribution	13,886	1,829	-	1,056	16,771
International	372	706	-	443	1,521
	$34,220	$3,376	$2,259	$2,863	$42,718

2023 Current Backlog by Product Line
Microelectronics	$22,195
Optoelectronics	5,745
Sensors and Displays	14,778
$42,718

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 26, 2023 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the nine month period ended August 26, 2023.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and nine months ended August 26, 2023 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2022

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

MICROPAC INDUSTRIES, INC.

October 10, 2023	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 10, 2023	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer

