Form 10-K
period 2023-11-30
MICROPAC INDUSTRIES INC
filed 2024-02-07
CIK 65759

United States Securities and Exchange Commission

WASHINGTON, D.C.20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2023

Or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 000-5109

Micropac Industries, Inc.

(Exact name of registrant as specified in charter)

Delaware		75-1225149
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1655 State Highway 66, Garland, TX	75040	972/272-3571
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	MPAD	NONE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2023, representing the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,304,856, The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of February 7, 2024, was 2,578,315.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s Annual Meeting of Shareholders, to be held March 8, 2024, is incorporated by reference in Part III to the extent described therein.

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

The Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on November 30, 2023.

PRODUCTS AND TECHNOLOGIES

The Company’s products are either custom (being application-specific circuits designed and manufactured to meet the particular requirements of a single customer) or standard proprietary components. Custom-designed components and assemblies accounted for approximately 25% of the Company’s sales for the fiscal year ended November 30, 2023, and were 29% for fiscal 2022. Standard components and assemblies accounted for approximately 75% of the Company’s sales for the fiscal year ended November 30, 2023, and were 71% for fiscal 2022.

The Company provides microelectronics, sensors and displays, and optoelectronics products, to include components and assemblies that offer a wide range of products sold to the industrial, medical, military, aerospace and space markets.

The microelectronic technologies, including custom microcircuits, solid state relays, power operational amplifiers, and regulators accounted for 29% of the Company’s business in 2023 compared to 29% in 2022. Sensors and displays accounted for 44% of the Company’s business and the optocouplers product accounted for 27% of the Company’s business in 2023, compared to 43% and 28% in 2022, respectively.

The Company’s basic products and technologies include:

•	Custom design hybrid microelectronic circuits
•	Solid state relays and power controllers
•	Custom optoelectronic assemblies and components
•	Optocouplers
•	Light-emitting diodes
•	Hall-Effect sensors
•	Displays
•	Fiber optic components and assemblies
•	Power distribution electronics
•	Radiation tolerant electronics

Micropac’s products are primarily sold to original equipment manufacturers (OEM’s) who serve the following major markets:

•	Military/Aerospace – aircraft instrumentation, guidance and navigation systems, control circuitry, power supplies, laser positioning
•	Medical – optoelectronic sensors and electronics
•	Space – control circuitry, power monitoring and sensing
•	Industrial – power control equipment and robotics

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

In 2023, the Company’s investment in technology through research and development, which was expensed, totaled approximately $2,224,000 ($2,191,000 in 2022). The Company’s research and development expenditures were directed primarily toward standard proprietary microelectronic products, including industrial power controllers and DC-DC converters, fiber optic transceivers, high voltage optocouplers and continued product development and improvement associated with the Company’s space level and other high reliability products.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $3,687,000 in non-recurring engineering revenue with $2,522,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

The Company provides a one-year warranty from the date of shipment to the original purchaser. The Company is obligated under this warranty to either replace or repair defective goods or refund the purchase price paid by the buyer.

CUSTOMERS

The Company’s products are marketed throughout the United States and in Western Europe, through a direct technical sales staff, independent representatives, and independent stocking distributors. Approximately 6% of the sales for fiscal year 2023 (4% in 2022) were to international customers. Sales to Western European customers are made by independent representatives under the coordination of the Company’s office in Bremen, Germany.

Sales through the Company’s distribution channels were $10,070,000 in 2023 compared to $10,330,000 in 2022, or 33% and 37% of sales, respectively.

The Company’s major customers include contractors to the United States government. Sales to these customers for the Department of Defense (DOD) and NASA contracts accounted for approximately 74% of the Company’s revenues in 2023 compared to 77% in 2022.

The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 14% and 10% of the Company’s sales during 2023 and two customers accounted for 18% and 10% of the Company’s sales during 2022.

BACKLOG

At November 30, 2023, the Company had a backlog of unfilled orders totaling approximately $36,370,000 compared to approximately $32,686,000 at November 30, 2022.

New orders for 2023 totaled $34,015,000 compared to $27,961,000 for 2022.

The backlog represents a good mix of the company’s products and technologies with 6% in the commercial market, 4% in the medical market, 83% in the military market, and 7% in the space market on November 30, 2023.

2023 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,059	$295	$1,522	$1,130	$20,006
Domestic Distribution	12,709	1,956	-	672	15,337
International	269	466	-	292	1,027
	$30,037	$2,717	$1,522	$2,094	$36,370

2023 Current Backlog by Product Line
Microelectronics	$19,831
Optoelectronics	4,954
Sensors and Displays	11,585
$36,370

HUMAN CAPITAL

Micropac Industries, Inc., is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success.

We are committed to advancing Diversity, Equity, and Inclusion (DE&I) across the entire Company and the future success of the Company relies on our ability to attract and retain a diverse workforce. DE&I are and have long been, critical to our culture and our Company’s success and our performance depends on attracting, developing, motivating, and retaining a highly skilled workforce, including engineering, manufacturing, business development and strategy and management.

At November 30, 2023, the Company had 143 full-time employees (compared to 147 at November 30, 2022), of which 14 were executive and managerial employees, 37 were engineers and quality-control personnel, 17 were clerical and administrative employees, and 75 were production personnel.  None of the Company’s employees are covered by collective bargaining agreements.

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

Concentration Related Risk Factors

The Company is heavily dependent on a few major customers

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 74% of the Company’s revenues in 2023 compared to 77% in 2022. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 14% and 10% of the Company’s sales during 2023 and two customers accounted for 18% and 10% during 2022. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

Financing Related Risk Factors

We experience pricing pressures from customers for reduction in selling prices

The Company continues to experience pricing pressures from some of its OEM customers. In some cases, the Company’s customers request the review of pricing for possible reduction in selling price on future orders. This requires the Company to improve its productivity and to request similar price reductions from its supply chain. If one or both of the approaches by the Company does not succeed, the Company could be required to reduce the selling price on future orders, reducing the product gross margins and affecting the Company’s net earnings in order to receive future orders from the customer. However, the Company has no agreement that requires a reduction in the selling price on any current customer order. All contracts are firm fixed pricing.

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

Market Related Risk Factors

Majority shareholder ability to control the election of the Board of Directors

Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts, a partnership organized under the laws of Germany in 2007 owns 1,952,577 shares or 75.7% of the Company’s outstanding voting shares. Mr. Robert Hempel, through the partnership, has the ability to control the election of the Company’s Board of Directors and elect individuals who may be more attuned to such majority shareholder’s vision for the Company and not necessarily to those of minority shareholders as to the policies and directions of the Company. However, the ability to control the election of the Board of Directors does not modify the fiduciary duties of the Board of Directors to represent the interests of all shareholders.

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

Insurance coverage and exposure to substantial claims or liabilities

The Company operates manufacturing facilities in Garland, Texas, and subcontracts portions of the Company’s manufacturing to a contract manufacturer in Juarez, Mexico. These facilities use industrial machines and chemicals that could provide risks of personal injury and/or property damage. There is no assurance that accidents will not occur. If accidents do occur, the Company could be exposed to substantial liability. The Company maintains worker’s compensation insurance and general liability insurance for protection of its employees and for protection of the Company’s assets in Garland, Texas and for equipment and inventory located at the contract manufacturer in Juarez, Mexico. In addition to the basic policies mentioned, the Company maintains an umbrella insurance policy. The Company reviews all insurance coverage on an annual basis, and makes any necessary adjustments based on risk assessment and changes in its business. In the opinion of the Company’s management, and its insurance advisors, the Company is adequately insured; however, the Company’s financial position could be materially affected by claims not covered or exceeding coverage currently carried by the Company.

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

We may default on our line of credit or construction loan

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

Our products may have errors or defects that we find only after deployment

Our products are complex, designed to be incorporated in sophisticated applications, and may contain undetected defects, errors, or failures. Although our products are tested during manufacturing, prior to shipping, they may contain defects that are discovered only after the products are incorporated in customer applications. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs, and other losses to our customers, their end users, or to us. Any of these occurrences could also result in the loss of customers, and could damage our reputation, which could reduce our sales. In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company purchased 9.2 acres of land in Garland, Texas in 2017. The Company completed construction of the new 76,000 square feet manufacturing center and corporate office on this property. Additionally, the Company still owns two buildings with approximately 32,200 square feet of office and manufacturing space and is currently in the process of selling one building. The Company considers its facilities adequate for its current level of operations.

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

Market Information, Holders and Dividends

On February 7, 2024 there were 434 shareholders of record of the Company’s common stock. The stock of the Company is closely held; and, therefore, certain shareholders have the ability to significantly influence decisions. The Company’s common stock is quoted on the OTC Market Pink Sheets under the symbol “MPAD.OB”. The following sets forth the high and low sell price for each quarter during the last two fiscal years:

	HIGH	LOW
Fiscal Year Ended November 30, 2023	PRICE	PRICE
Fourth Quarter	$11.98	$10.00
Third Quarter	$12.50	$9.77
Second Quarter	$13.45	$11.50
First Quarter	$14.50	$12.81

Fiscal Year Ended November 30, 2022
Fourth Quarter	$14.95	$12.25
Third Quarter	$16.40	$14.19
Second Quarter	$17.50	$15.00
First Quarter	$17.00	$14.30

The market price of a share of the common stock as of February 1, 2024, the latest practical date, was $12.50.

During the three month period ended November 30, 2023, approximately 15,700 shares of the Company’s common stock were traded in the over-the-counter market at a price range of $10.00 to $11.98 per share. For the two year period ending November 30, 2022, approximately 434,000 shares of the Company’s common stock were traded in the over-the-counter market at prices ranging from a low of $9.77 to a high of $17.50. The Company’s reported share price may be subject to extreme fluctuations, or one or a few trades may determine the reported market price, due in part to the small number of shares traded at any time.

On December 7, 2022, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 11, 2023. The dividend was paid to shareholders on February 10, 2023.

On December 5, 2023, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2024. The dividend will be paid to shareholders on or about February 9, 2024.

Securities Issued under Equity Compensation Plan

Micropac Industries Inc.’s 2023 Equity Incentive Plan (“Plan”) aims to promote Micropac’s long-term financial success and increase shareholder value by motivating performance through incentive compensation. The Plan provides for discretionary grants of Restricted Stock Units (“RSUs”) to participating employees, consultants, and directors of Micropac and its Related Companies, subject to the terms in the Plan, the RSU Agreement, and Participant’s obligations and restrictions.

Common Stock delivered under the Plan will be issued as Common Stock held in Micropac’s treasury and will not exceed 500,000 shares at all times, there will be reserves for Awards under the Plan an amount of Common Stock equal to the maximum number of Shares, reduced by the number of Shares earlier issued or delivered as a result of this Plan.

The complete text of the Plan was included as an Exhibit A to SCHEDULE 14A filed February 9, 2023.

Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Twelve Months Ended
	November 30, 2023	November 30, 2022

Net Sales	100.0%	100.0%

Cost of goods sold	64.5%	55.7%
Research and Development	7.3%	7.9%
Selling, General, and Administrative	26.4%	27.8%
Cost & Expenses	98.2%	91.4%

Operating Income	1.8%	8.6%

Other income, net	0.9%	4.0%

Income before Income Taxes	2.7%	12.6%

Provision for taxes	0.6%	2.6%

Net Income	2.1%	10.0%

The Company designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, and sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, and medical devices.

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

Company sales totaled $30,639,000 resulting in an increase of $2,854,000 from 2022. The majority of the increase in sales were due to an increase in shipments of various custom products compared to 2022.

At November 30, 2023, the Company had a backlog of unfilled orders totaling approximately $36,370,000 compared to approximately $32,686,000 at November 30, 2022.

New orders for 2023 totaled $34,015,000 compared to $27,961,000 for 2022.

Approximately $10,142,000 of the new orders received in 2023 were delivered to customers in 2023, along with approximately $20,497,000 of the Company’s 2022 backlog of orders at November 30, 2022, resulting in revenue of $30,639,000.

The backlog represents a good mix of the company’s products and technologies with 6% in the commercial market, 4% in the medical market, 83% in the military market, and 7% in the space market on November 30, 2023.

2023 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,059	$295	$1,522	$1,130	$20,006
Domestic Distribution	12,709	1,956	-	672	15,337
International	269	466	-	292	1,027
	$30,037	$2,717	$1,522	$2,094	$36,370

2023 Current Backlog by Product Line
Microelectronics	$19,831
Optoelectronics	4,954
Sensors and Displays	11,585
$36,370

Cost of goods sold, as a percentage of net sales, was 64.5% in 2023 and 55.7% in 2022. In actual dollars, cost of sales increased $4,281,000 which was $19,754,000 in 2023 versus $15,473,000 in 2022. Most of the increase in cost of goods sold was an increase in material cost on a custom product for a customer during the engineering and first production builds resulting in lower gross margins. The contract with the customer on the custom product has been completed. In addition, depreciation expense increased associated with the new facility being placed into service.

In 2023, the Company’s investment in technology through research and development, which was expensed, totaled approximately $2,224,000 ($2,191,000 in 2022). The research and development expenditures were associated with continued development of several power management products and fiber optic transceivers. The Company will continue to invest in research and development of these products and other new opportunities.

In addition to the Company’s investment in research and development, various customers paid the Company approximately $3,687,000 in non-recurring engineering revenue with $2,522,000 recorded within cost of goods sold associated with the development of custom products for specific applications.

Selling, general, and administrative expenses totaled 26.4% of net sales in 2023 compared to 27.8% in 2022. In dollars expensed, selling, general and administrative expenses totaled $8,105,000 in 2023 as compared to $7,734,000 in 2022, an increase of $371,000.The majority of the increase was an increase in property tax on the new building and increase in consulting fees.

Other income and net interest income for fiscal 2023 totaled $270,000 compared to $1,112,000 for fiscal 2022.The overall decrease in other income (expense) was attributable to a one-time credit of $920,000 in employee retention credits, which the Company recognized as other income in the third quarter of 2022.

Income before taxes for fiscal 2023 was approximately $826,000, or 2.7% of net sales, compared to $3,499,000, or 12.6% of net sales in fiscal 2022.

Provisions for income tax for fiscal 2023 totaled $194,000 compared $712,000 for fiscal 2022. The Company’s effective income tax rate was 23.5% for the year ended November 30, 2023, and 20.3% for the year ended November 30, 2022.

Net income totaled approximately $632,000 or $0.24 per share in 2023 versus 2022 net income of $2,787,000 or $1.08 per share.

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

On May 16, 2023, the Company renewed the Revolving Loan Agreement with Frost through the “Seventh Amendment to Loan Agreement.” (See Exhibit 10.15). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the “Company” as borrower and Frost as lender.

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

The loan shall be secured by a “Deed of Trust, Security Agreement – Financing Statement” covering the 9.2-acre tract in Garland, Texas and the improvements made on it.

Revolving Credit Loans.  Subject to the terms of the Revolving Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding revolving letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. The loan has a maturity date of April 23, 2025. The loan shall be secured by a Security Agreement dated as of January 23, 2013, and is given by Borrower in favor of Lender with collateral of all personal property.

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

Cash and cash equivalents totaled $10,299,000 as of November 30, 2023 compared to $15,375,000 on November 30, 2022, a decrease of $5,076,000. The decrease in cash and cash equivalents is attributable to $3,196,000 cash used by operations, payment of a cash dividend of $258,000, $275,000 in long term debt, $404,000 in cash for additional manufacturing equipment and $2,156,000 on the new facility, offset by the $1,213,000 proceeds from the construction loan.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed above.

Per the loan covenant, the Company must maintain a ratio of Free Cash Flow to Debt Service of not less than 1.20 to 1.00. As of November 30, 2023, the Company is in compliance.

Company management believes it will meet its 2024 capital requirements through the use of cash derived from operations for the year and/or usage of the Company’s cash and cash equivalents. There were no significant outstanding commitments for equipment purchases or improvements at November 30, 2023.

The Company has no significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended November 30, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

The core principle of revenue recognition under accounting principles generally accepted in the Unites States of America (GAAP) is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue on the majority of its customer contracts is recognized at a point in time, generally upon shipment of products. The application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing and amount of our reported revenues and net income. Other significant judgments include the estimation of the point in the manufacturing process at which we are entitled to receive payment, as well as the progress of the job order to completion to determine the amount of consideration earned for contractual revenue recognized over time.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2022, for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company believes that adopting ASU 2016-13 will have no material impact on the financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page No.

16	Report of Independent Registered Public Accounting Firm - Whitley Penn LLP (PCAOB ID 726)

18	Balance Sheets as of November 30, 2023, and 2022

19	Statements of Income for the years ended November 30, 2023, and 2022

20	Statements of Shareholders’ Equity for the years ended November 30, 2023, and 2022

21	Statements of Cash Flows for the years ended November 30, 2023, and 2022

22-29	Notes to Financial Statements as of and for the years ended November 30, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Micropac Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Micropac Industries, Inc. (the “Company”) as of November 30, 2023 and 2022, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

February 7, 2024

MICROPAC INDUSTRIES, INC.

BALANCE SHEETS

NOVEMBER 30, 2023 AND 2022

(Dollars in thousands except share and per share data)

CURRENT ASSETS	2023	2022

Cash and cash equivalents	$10,299	$15,375
Receivables, net of allowance for doubtful accounts of $0 at November 30, 2023 and 2022	8,021	3,644
Other receivable	139	920
Contract assets	307	408
Inventories:
Raw materials and supplies	7,367	6,715
Work in process	4,113	3,573
Total inventories	11,480	10,288
Prepaid expenses and other assets	487	564
Total current assets	30,733	31,199

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	21,013	498
Facility improvements	1,126	1,126
Furniture and fixtures	2,068	1,036
Construction in process	181	19,415
Machinery and equipment	10,175	9,952
Total property, plant, and equipment	36,081	33,545
Less accumulated depreciation	(11,982)	(11,082)
Net property, plant, and equipment	24,099	22,463
Operating lease right to use asset	-	14
Deferred income taxes, net	475	86
Total assets	$55,307	$53,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,491	$1,173
Accrued compensation	958	1,086
Deferred revenue	618	1,192
Property taxes	746	560
Income tax	444	149
Short term debt	432	224
Other accrued liabilities	34	47
Total current liabilities	4,723	4,431

Long term debt, net of debt issuance costs	15,316	14,535
Total liabilities	20,039	18,966
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at November 30, 2023 and 2022	308	308
Additional paid-in-capital	983	885
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	35,227	34,853
Total shareholders’ equity	35,268	34,796
Total liabilities and shareholders’ equity	$55,307	$53,762

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022

(Dollars in thousands except share and per share data)

	2023	2022
NET SALES	$30,639	$27,785

COST AND EXPENSES:
Cost of goods sold	19,754	15,473
Research and development	2,224	2,191
Selling, general and administrative expenses	8,105	7,734

Total cost and expenses	30,083	25,398

OPERATING INCOME	556	2,387

Interest income	534	141
Interest expense	(386)	(1)
Other income, net	122	972

INCOME BEFORE INCOME TAXES	826	3,499

PROVISION FOR INCOME TAXES
Current	583	814
Deferred	(389)	(102)
Total tax expense provision	194	712

NET INCOME	$632	$2,787

NET INCOME PER SHARE, BASIC	$0.24	$1.08

WEIGHTED AVERAGE OF SHARES, BASIC	2,578,315	2,578,315

NET INCOME PER SHARE, DILUTED	$0.24	$1.08

WEIGHTED AVERAGE OF SHARES, DILUTED	2,609,509	2,578,315

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022

(Dollars in thousands)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2021	$308	$885	$(1,250)	$32,324	$32,267

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	2,787	2,787

BALANCE, November 30, 2022	308	885	(1,250)	34,853	34,796

Stock-based compensation	-	98	-	-	98
Dividend	-	-	-	(258)	(258)
Net income	-	-	-	632	632

BALANCE, November 30, 2023	$308	$983	$(1,250)	$35,227	$35,268

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income	$632	$2,787
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	925	394
Stock based compensation	98	-
Deferred income tax benefit	(389)	(102)
Amortization of debt issuance cost	43	-
Change in right of use of asset	13	53
Changes in certain current assets and liabilities:
(Increase) decrease in accounts receivable	(4,377)	1,330
Increase in other receivable	781	(920)
(Increase) decrease in contract assets	101	195
Decrease (increase) in inventories	(1,192)	(1,604)
Decrease (increase) in prepaid expenses and other assets	77	(223)
Increase (decrease) in accounts payable	319	403
Increase (decrease) in accrued compensation	(128)	(209)
Increase (decrease) deferred revenue	(574)	(66)
Increase (decrease) in income taxes payable	295	(30)
Decrease in lease liabilities	(14)	(53)
Increase in all other accrued liabilities	194	249

Net cash (used in) provided by operating activities	(3,196)	2,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,560)	(13,213)

Net cash used in investing activities	(2,560)	(13,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend	(258)	(258)
Proceeds from long term debt	1,213	11,390
Payments on long term debt	(275)	-

Net cash provided by financing activities	680	11,132

Net (decrease) increase in cash and cash equivalents	(5,076)	123

Cash and cash equivalents at beginning of period	15,375	15,252

Cash and cash equivalents at end of period	$10,299	$15,375

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$312	$845
Cash paid for interest expense	$539	$373
Supplemental Non-Cash Flow Disclosure:
Accrued additions to property, plant and equipment	$4	$44

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Nov. 30, 2023	Nov. 30, 2022
Microelectronics	$8,855	$7,998
Optoelectronics	8,265	7,913
Sensors and Displays	13,519	11,874
	$30,639	$27,785

Timing of revenue recognition
Recognized at a point in time	$27,069	$23,678
Recognized over time	3,570	4,107
Total Revenue	$30,639	$27,785

The following table summarizes the Company’s net sales by major market.

2023 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$11,937	$1,525	$3,179	$2,099	$18,740
Domestic Distribution	7,580	1,357	-	1,133	10,070
International	362	600	-	867	1,829
	$19,879	$3,482	$3,179	$4,099	$30,639

2022 Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$10,699	$1,148	$3,213	$1,403	$16,433
Domestic Distribution	7,993	1,508	-	829	10,330
International	233	351	-	438	1,022
	$18,895	$3,007	$3,213	$2,670	$27,785

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	November 30, 2023	November 30, 2022	December 1, 2021
Receivables, net	$8,021	$3,644	$4,974
Contract assets	$307	$408	$603
Deferred revenue	$618	$1,192	$1,258

Revenue recognized in 2023 that was included in the deferred revenue liability balance at the beginning of the year was $1,169,000.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2023, or November 30, 2022.

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

Construction in progress relates to multiple capital projects ongoing during the years ended November 30, 2023, and 2022, including the construction of the new manufacturing facility. Construction in progress also includes interest and fees on debt that are directly related to the financing of the Company’s capital projects.

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

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the years ended November 30, 2023 and 2022:

	Twelve Months Ended
	November 30, 2023	November 30, 2022

Weighted average of shares, basic	2,578,315	2,578,315
Restricted stock units	31,194	-
Weighted average of shares, diluted	2,609,509	2,578,315

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2022, for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company believes that adopting ASU 2016-13 will have no material impact on the financial statements and related disclosures.

4.	FAIR VALUE MEASUREMENT:

The Company had no financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2023, and 2022.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis at November 30, 2023, or 2022.

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

On May 16, 2023, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” (See Exhibit 10.13). The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

The loan shall be secured by a “Deed of Trust, Security Agreement – Financing Statement” covering the 9.2-acre tract in Garland, Texas and the improvements made on it.

Revolving Credit Loans.  Subject to the terms of the Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. The loan has a maturity date of April 23, 2025.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to the lesser of (a) a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-quarter percent (3.25%).

The Company has borrowed $16,160,000 against the construction loan as of November 30, 2023.

Debt	2023	2022
Notes payable	$15,884	$14,938
Less unamortized debt issuance costs	136	179
Net Debt	15,748	14,759
Less—Current portion	432	224
Total long-term debt	$15,316	$14,535

Estimated maturities of our long-term debt over the next 5 years are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Frost Bank	$432	$447	$463	$478	$495	$13,569	$15,884

6.	PRODUCT WARRANTIES:

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

Warranty expense was approximately $56,000 and $114,000 in 2023 and 2022, respectively.

The following table summarizes product warranty activity recorded during the years ended November 30, 2023, and 2022 recorded in other accrued liabilities.

	2023	2022
Beginning balance	$25	$25
Additions for current year provision	56	114
Payments for current year	(56)	(114)
Ending balance	$25	$25

7.	LEASE COMMITMENTS:

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $14,000 for 2023 and $55,000 for 2022. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

8.	EMPLOYEE BENEFITS:

The Company sponsors an Employees’ Profit Sharing Plan and Trust (the “Plan”). Pursuant to section 401(k) of the Internal Revenue Code, the Plan is available to substantially all employees of the Company. Employee contributions to the Plan are matched by the Company at amounts up to 6% of the participant’s salary. Contributions made by the Company were expensed and totaled approximately $500,000 in 2023 and $476,000 in 2022. Employees become vested in Company contributions in 20% increments in years two through six of employment. If the employee leaves the Company prior to being fully vested, the unvested portion of the Company contributions are forfeited and such forfeitures are used to lower future Company contributions. The Company does not offer other post-retirement benefits to its employees at this time.

9.	INCOME TAXES:

The income tax provision consisted of the following for the years ended November 30:

	2023	2022
Current Provision:
Federal	$514	$744
State	69	70
	583	814
Deferred federal tax benefit	(389)	(102)
Total	$194	$712

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows for the years ended November 30,

	2023	2022
Tax at statutory rate	$177	$734
State income taxes, net of federal benefit	54	55
Research and Development Tax Credit	(116)	(156)
Permanent differences and other	79	79

Income tax provision	$194	$712

The components of deferred tax assets and liabilities were as follows at November 30,

	2023	2022
Deferred tax assets (liabilities)
Inventory	$330	$265
Capitalized research and development	420	-
Deferred revenue, sales returns and warranty	5	5
Other accrued liabilities	100	83
Depreciation	(380)	(267)
Net deferred tax assets	$475	$86

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of November 30, 2023 or November 30, 2022.

10.	SIGNIFICANT CUSTOMER INFORMATION:

The Company’s major customers include contractors to the United States government. Sales to these customers for DOD and NASA contracts accounted for approximately 74% of the Company’s revenues in 2023 compared to 77% in 2022. The Company’s major customers are Lockheed Martin, Northrop Grumman, United Technologies, BAE, and Boeing. Two customers accounted for 14% and 10% of the Company’s sales during 2023 and two customers accounted for 18% and 10% of the Company’s sales during 2022. The contracts of our customers with the United States government may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, which would in turn might materially affect the Company’s sales. The loss of any one of these customers or a significant reduction in their purchases would be likely to adversely affect our business.

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

12.	STOCK-BASED COMPENSATION:

We have issued restricted stock units ("RSUs") stock-based compensation awards as part of Micropac Industries Inc.’s 2023 Equity Incentive Plan. Our 2023 annual grant of RSUs occurred in the second quarter. The weighted -average grant-date fair value of each unit granted in 2023 was $13.13. All the RSUs granted in 2023 vest over a three-year period.

The following is a summary of our RSUs activity for the years ended November 30, 2023, and November 30, 2022:

	2023		2022
(shares in thousands)	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Unvested at beginning of the year	-	-	-	-
Granted	35.7	$13.13	-	-
Vested	-	-	-	-
Cancelled	4.5	$13.13	-	-
Unvested at end of the year	31.2	$13.13	-	-

The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

For the years ended
November 30, 2023 and November 30, 2022
	2023	2022
Stock-based compensation expense	$98	-

The following table sets forth the stock-based unvested compensation expense by year to be recognized (in thousands):

	2024	2025	Total
Stock-based unvested compensation expense	$156	$156	$312

13.	EMPLOYEE RETENTION CREDIT UNDER THE CARES ACT

The CARES Act, passed by Congress on March 27, 2020, contained the employee retention credit (ERC), a refundable payroll tax credit to employers that have experienced hardship in their operations due to COVID-19. The CARES Act was amended and extended on December 27, 2020, by the Consolidated Appropriations Act, 2021 (the “CAA”) and in March 2021, the Internal Revenue Code was amended by the American Rescue Plan Act of 2021 to provide new employee retention credit provisions designed to promote employee retention and hiring.

This ERC is a fully refundable tax credit for employers equal to 70 percent of qualified wages that eligible employers pay their employees. This ERC applies to qualified wages paid after December 2020 and before January 1, 2022.

As a result, the Company has determined that it qualified for an approximately $920,000 in employee retention credits during the first quarter of 2021, which the Company recognized as other income and recorded in other receivable for the refund claimed in the third quarter of 2022. The ERC impact was included in the Company’s fiscal year 2021 tax return.

14.	SUBSEQUENT EVENTS:

On December 5, 2023, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2024. The dividend will be paid to shareholders on or about February 9, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) and determined that as of November 30, 2023, the Company's disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Micropac is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2023, as required by the Securities Exchange Act of 1934 Rule13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” (2013), management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2023.

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

None.

PART III

In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Micropac Industries, Inc.’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, as set forth below. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission on or about February 7, 2024.

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since

Mark King	69	CEO, President and
		Member of Audit Committee
		and Chairman of the Board	October 2005

Christine B. Dittrich	71	Director and
		Member of Audit Committee	October 2015

Gerald Tobey	70	Director and
		Member of Audit Committee	June 2017

Donald Robinson	58	Director and
		Member of Audit Committee	December 2019

Shaunna Black	69	Director and
		Member of Audit Committee	December 2019

Robert Hempel	66	Director and	September 2023
		Member of Audit Committee

Patrick S. Cefalu	66	CFO, Executive Vice President	N/A

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

Mr. Tobey was a Vice President of Business Development at Raytheon Missile Systems Company retiring in 2016 following a 38-year career in the defense, aerospace, and civil security sectors. He also served as Vice President of International Business Development for both Raytheon's Missile Systems and Network Centric Systems businesses. Until 1997, when Texas Instruments' Defense Systems and Electronics Group was acquired by Raytheon, Mr. Tobey served as that company's Vice President of International Business Development and Managing Director of Texas Instruments UK, Ltd. (a wholly owned TI subsidiary). During Mr. Tobey's career, he has served in various business creation and capture, strategy, program and manufacturing management positions both in the U.S. and abroad. Mr. Tobey holds a Bachelor of Science and a Master of Business Administration degree from Utah State University. He is a graduate of the U.S. Defense Department's Defense Acquisition University and has completed Executive Study at the Anderson School of Management at UCLA.

Mr. Robinson is an executive leader and investor with deep experience in corporate strategy, structuring and executing successful complex corporate initiatives, manufacturing, and mergers and acquisitions. As a partner-level consultant, Mr. Robinson has led engagements in strategy development and M&A integration on transactions ranging from $100M to over $1B in value. His industry experience includes time as an Industrial Engineer with Texas Instruments’ Defense Systems Group and as an executive over industrial engineering, safety and quality systems with Decibel Products, a telecom and electronics manufacturer which grew into Allen Telecom.  He served on the Chicago and North Texas chapter boards of the National Association of Corporate Directors (NACD), a national organization focused on providing information and education to corporate directors.  Mr. Robinson served as a Business Leadership Center Instructor at the SMU Cox School of Business in Dallas, TX and is a two-time recipient of the Teaching Excellence Award.  He holds an MBA from the University of Dallas and a B.S. in Industrial Engineering from Texas A&M University.

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

Mr. Robert Hempel has served as the (Managing Director) of Hanseatische Waren-Gesellschaft MBH & Co., KG, Bremen, Germany since 1994.

Mr. Cefalu has over 44 years of experience in management, manufacturing and financial operations in a variety of industries. Mr. Cefalu has been the Chief Financial Officer and Executive Vice President of the Company since September 2001.

Board Meetings and Committees

The Board of Directors held five (5) board meetings during the year ended November 2023. Directors received a fee of $1,500 (other than Mr. King) for each meeting attended during the year ended November 2023. In addition, the Board agreed to pay an annual retainer of $10,000 to Mr. Donald Robinson, Ms. Christine Dittrich, Ms. Shaunna Black and Mr. Gerald Tobey.

The Audit Committee held four (4) meetings during the year ended November 30, 2023. Members of the Audit Committee received a fee of $750 for each meeting attended during the year ended November 2023. Mr. King did not receive any payments for attending meetings of the Audit Committee.

Director Compensation 2023
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

With the exception of Mr. King and Mr. Robert Hempel, members of the Audit Committee are considered independent members under the Securities and Exchange Act rules and regulations.

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

The Audit Committee has received the written disclosures and the report from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants the independent accountant’s independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2023, for filing with the Securities and Exchange Commission.

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

Employee, Officer and Director Hedging

None

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section16(a) forms they file. Based on information provided by such persons and a review of the copies of such reports furnished, the Company believes that during the fiscal year ended November 30, 2023, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. In addition, the Company has a code of conduct for all employees, officers and directors of the Company.

Item 11.	Executive Compensation

The information set forth in the 2024 Proxy Statement under the heading “Management Remuneration and Transactions” is incorporated herein.

The following table shows as of November 30, 2023, all cash compensation paid to, or accrued and vested for the account of Mr. Mark King, President and Chief Executive Officer and Mr. Patrick Cefalu, Vice President and Chief Financial Officer. Mr. King and Mr. Cefalu received no non-cash compensation during 2023.

Annual Compensation

					All Other
Name and Principal Position	Year	Annual Salary	Bonus	Stock Grant	Compensation (a)	Total
Mark King,	2023	$322,032	$23,981	$28,328	$44,950	$419,291
President and	2022	$309,936	$39,500	$0	$42,696	$392,132
Chief Executive Officer (1)	2021	$301,924	$13,400	$0	$42,672	$357,996

Patrick Cefalu,	2023	$200,397	$23,981	$18,374	$39,579	$284,354
Vice President and	2022	$192,856	$39,500	$0	$34,809	$267,165
Chief Financial Officer (2)	2021	$187,873	$13,400	$0	$32,918	$234,191

(a)	Reflects amounts contributed by Micropac Industries, Inc., under Micropac’s 401(k) profit sharing plan; unused vacation pays; life insurance premiums paid; and reimbursement for medical expenses under Micropac’s Family Medical Reimbursement Plan.

(1) Effective November 2005, Mr. King’s existing employment agreement was revised to provide that Mr. King would serve as the Company’s President and Chief Executive Officer, and a member on the Board of Directors and Audit Committee at a base salary of $186,400 for a term of three (3) years. In December 2005, the Company and Mr. King amended his employment agreement to increase his annual base salary to $225,000. In June 2009, the Company and Mr. King amended his employment agreement to increase his annual base salary to $247,104 for renewable terms of three (3) years with annual increases based on consumer price index with additional increases to be determined by the Board of Directors. The June 2009 amendment also provides under certain events, either the Company or Mr. King can terminate the agreement upon a payment to Mr. King of 18- or 36-months’ salary as severance payments.

(2) Effective February 2004, Mr. Cefalu entered into an employment agreement that Mr. Cefalu would serve as Executive Vice President and Chief Financial Officer for a term of two (2) years. On April 6, 2023, the employment agreement was amended to extend the term for three (3) years and the remaining terms and conditions of the Employment Agreement shall remain if full force and effect.

The Board of Directors reviews and approves the Company’s annual bonus payment’s structure. In 2023 Mr. King and Mr. Cefalu received a bonus payment of $23,981 in December 2022.

Amount included in all other compensation relating to employee benefit plans

The Company maintains a Family Medical Reimbursement Plan for the benefit of its executive officers and their dependents. The Plan is funded through a group insurance policy issued by an independent carrier and provides for reimbursement of 100% of all bona fide medical and dental expenses that are not covered by other medical insurance plans capped at an annual family maximum. During the fiscal year ended November 30, 2023, the Company paid $15,682 in premiums each for Mr. King and Mr. Cefalu which amounts are included in the "All Other Compensation" column shown in the preceding remuneration table.

In July 1984, the Company adopted a Salary Reduction Plan pursuant to Section 401(k) of the Internal Revenue Code. The Plan's benefits are available to all Company employees who are at least 18 years of age and have completed at least six months of service to the Company as of the beginning of a Plan year. Plan participants may elect to defer up to 15% of their total compensation as their contributions, subject to the maximum allowed by the Internal Revenue code 401(k), and the Company matches their contributions up to a maximum of 6% of their total compensation. A participant's benefits vest to the extent of 20% after two years of eligible service and become fully vested at the end of six years. During the fiscal year ended November 30, 2023, the Company made contributions to the Plan for Mr. King in the amount of $18,300 and for Mr. Cefalu in the amount of $13,457 which amount is included in the "All Other Compensation" column shown in the preceding remuneration table.

Employment agreements of the Company’s officers provide that they may elect to carry over any unused vacation time to subsequent periods or elect to be paid for such unused vacation time. Mr. King and Mr. Cefalu did not receive any unused vacation pay in 2023.

During the fiscal year ended November 30, 2023, the Company paid life insurance premiums for the benefit of Mr. King and Mr. Cefalu valued at $10,968 and $10,440, respectively.

PAY VERSUS PERFORMANCE

The following table shows information about the relationship between compensation actually paid for our principal executive officer (PEO) and our non-PEO named executive officers (NEO) and certain financial performance of the Company for the fiscal years ending November 30, 2023 and November 30, 2022.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for non-PEO Named Executive Officers	Average Compensation Actually Paid to non- PEO Named Executive Officers	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
	a	b	c	d	e
2023	419,291	390,963	284,354	265,980	(24.4)	632,000
2022	392,132	392,132	267,165	267,165	(14.0)	2,787,000

a	The dollar amounts reported are the amounts of total compensation reported for our PEO, Mark King, in the Summary Compensation Table for fiscal years 2023 and 2022.

b	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. King

c	The dollar amounts reported are the average of the total compensation reported for our NEO, other than our PEO, Patrick Cefalu who served as Chief Financial Officer for fiscal years 2023 and 2022.

d	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Cefalu.

e	Total shareholder return is calculated as the difference between the price of the Company’s common stock at the end of each fiscal year, represented by the closing trading price as of that date, compared to the price of the Company’s common stock at the beginning of the measurement period, represented by the closing trading price as of the last day of the Company’s 2021 fiscal year plus dividends that were declared or paid during either of the fiscal years presented.

Grant Awards at Fiscal Year-End

	Micropac Industries Inc.’s 2023 Equity Incentive Plan
	Grant	Number	Number of	Actual	Actual	Projected	Projected
	Date	of Shares	Vested Shares	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
	RSUs
Mark King	12/1/2022	10,355	2,158	-	28,328	45,325	45,312
Patrick Cefalu	12/1/2022	6,718	1,399	-	18,374	29,398	29,411

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number and percentage of shares of the Company's common stock beneficially owned (a) by each person known by the Company to own 5% or more of the outstanding common stock, (b) by each director and nominee, and (c) by all present officers and directors as a group.

Name and Address	Number of Shares	Percent
of Beneficial Owner(1)	Beneficially Owned	of Class(1)

Robert Hempel(2) (3)	1,952,577	75.7%

Shaunna Black (3)	0	0%

Patrick Cefalu	0	0%

Christine Dittrich (3)	0	0%

Mark King (3)	17,000	Less than 0.7%

Donald Robinson (3)	0	0%

Gerald Tobey (3)	0	0%

All officers and directors	1,969,577	76.4%
as a group (7 Persons)

_______________________

(1)	Calculated on the basis of the 2,578,315 outstanding shares. There are no options, warrants, or convertible securities outstanding. The address of each person listed is 1655 State Hwy 66, Garland, Texas 75040.

(2)	Mr. Hempel controls Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts, which owns the enumerated shares. Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts is a beneficiary of an Ancillary Agreement entered into in March 1987. The Ancillary Agreement primarily obligates the Company to register Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts’s stock and allows Micropac Industries, Inc. Vermoegensverwaltungsgesellschaft buergerlichen Rechts to participate in any sale of stock by the Company.

(3)	A director of the Company. Each incumbent director has been nominated for re-election at the Annual Meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Whitley Penn LLP was selected as the Company’s independent registered public accounting firm in 2016 and has been responsible for the Company's financial audit for the fiscal years ended November 30, 2016, through November 30, 2023.

Management anticipates that a representative from Whitley Penn LLP will be present at the Annual Meeting and will be given the opportunity to make a statement if he or she desires to do so. It is also anticipated that such representative will be available to respond to appropriate questions from stockholders.

AUDIT FEES

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended November 30, 2023, and November 30, 2022, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those periods were $154,000 and $145,000, respectively.

TAX FEES

Whitley Penn LLP fees for tax return preparation services were $29,500 in 2023, and $29,500 in 2022, respectively.

ALL OTHER FEES

Whitley Penn LLP fees for audit of the Company’s 401K plan was $12,360 in 2023 and $11,000 2022, respectively.

The Audit Committee requests that the Principal Accounting Firm provide the committee with the anticipated charges of all accounting and tax related services to be performed in advance of performing such services. The Audit Committee approves all services in advance of the performance of such services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

	32.2	Certification of Chief Accounting Officer pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

	3.1	Bylaws – In the form of Exhibit 3.1 to the Form 8-K filed March 3, 2011 which is incorporated herein.

	4.1	Certificate of Incorporation – In the form of Exhibit 4.1 to the Form S-8 filed August 15, 2001, which is incorporated herein.

10.1

Loan Agreement dated as of January 23, 2013, by and among Frost Bank and Micropac Industries, Inc. which is filed as Exhibit 10.1 to the Form 8K filed January 29, 2013, which is incorporated by reference herein.

	10.4	Employment Agreement with Patrick Cefalu dated April 6, 2020 – In the form attached as Exhibit 10.4 to the Form 10KSB filed August 23, 2004, which is incorporated herein.

	10.7	Code of Ethics – In the form attached as Exhibit 10.7 to the Form 10KSB filed August 23, 2005 which is incorporated herein.

	10.11	Restated and Amended Employment Agreement with Mark W. King dated June 1, 2009 – In the form attached as Exhibit 10.11 to the Form 10K filed February 10, 2021, which is incorporated herein.

10.13

“Sixth Amendment to Loan Agreement” dated March 26, 2021, between Micropac Industries, Inc. as borrower and Frost Bank attached as Exhibit 10.13 to Form 8K filed March 30, 2021, which is incorporated herein.

	10.14	“Construction Loan Agreement dated March 26, 2021, between Micropac Industries, Inc. as borrower and Frost Bank attached as Exhibit 10.14 to Form 8K filed March 30, 2021 which is incorporated herein.

	10.15	Amended Employment Agreement with Patrick Cefalu dated April 6, 2023 - In the form attached as Exhibit 10.15 to the Form 10Q filed May 27, 2023, which is incorporated herein.

	10.16	“Seventh Amendment to Loan Agreement” dated May 16, 2023, between Micropac Industries, Inc. as borrower and Frost Bank- In the form attached as Exhibit 10.15 to the Form 10Q filed May 27, 2023, which is incorporated herein.

Item 16.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROPAC INDUSTRIES, INC.

By:	/s/ Mark King
Mark King
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick Cefalu
Patrick Cefalu
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

Dated: February 7, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2024.

/s/ Mark King	/s/ Robert Hempel
Mark King, Director	Robert Hempel, Director

/s/ Donald Robinson	/s/ Gerald Tobey
Donald Robinson, Director	Gerald Tobey, Director

/s/ Christine Dittrich	/s/ Shaunna Black
Christine Dittrich, Director	Shaunna Black, Director

DIRECTORS AND OFFICERS

NOVEMBER 30, 2023

MARK KING

President and Chief Executive Officer

Chairman of the Board

Micropac Industries, Inc.

ROBERT HEMPEL

Managing Director

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

