Form 10-Q
period 2024-02-24
MICROPAC INDUSTRIES INC
filed 2024-04-10
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2024

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

On April 9, 2024 there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

February 24, 2024

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	February 24, 2024	November 30, 2023
	(Unaudited)

Cash and cash equivalents	$9,869	$10,299
Receivables, net of allowance for credit losses of $0 at February 24, 2024 and November 30 2023	4,673	8,021
Other receivable	120	139
Contract assets	501	307
Inventories:
Raw materials and supplies	8,607	7,367
Work in process	5,893	4,113
Total inventories	14,500	11,480
Prepaid expenses and other assets	280	487
Total current assets	29,943	30,733

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	21,013	21,013
Facility improvements	1,126	1,126
Furniture and fixtures	2,068	2,068
Construction in process equipment	206	181
Machinery and equipment	10,189	10,175
Total property, plant, and equipment	36,120	36,081
Less accumulated depreciation	(12,247)	(11,982)
Net property, plant, and equipment	23,873	24,099
Deferred income taxes, net	475	475
Total assets	$54,291	$55,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,900	$1,491
Accrued compensation	861	958
Deferred revenue	455	618
Property taxes	125	746
Income tax	51	444
Current portion of long term debt	436	432
Other accrued liabilities	25	34
Total current liabilities	3,853	4,723

Long term debt, net of debt issuance costs and current portion	15,212	15,316
Total liabilities	19,065	20,039
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at February 24, 2024 and November 30 2023	308	308
Additional paid-in-capital	1,022	983
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	35,146	35,227
Total shareholders’ equity	35,226	35,268
Total liabilities and shareholders’ equity	$54,291	$55,307

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended
	February 24, 2024	February 25, 2023

NET SALES	$6,118	$6,190

COST AND EXPENSES:

Cost of goods sold	(3,504)	(3,939)

Research and development	(494)	(652)

Selling, general and administrative expenses	(1,912)	(1,806)

Total cost and expenses	(5,910)	(6,397)

OPERATING INCOME (LOSS)	208	(207)

Interest expense	(142)	-
Other income, net	147	139

INCOME (LOSS) BEFORE TAXES	213	(68)

(Provision) benefit for taxes	(36)	12

NET INCOME (LOSS)	$177	$(56)

DIVIDENDS PER SHARE	$0.10	$0.10

NET INCOME (LOSS) PER SHARE, BASIC	$0.07	$(0.02)

WEIGHTED AVERAGE OF SHARES, BASIC	2,578,315	2,578,315

NET INCOME (LOSS) PER SHARE, DILUTED	$0.07	$(0.02)

WEIGHTED AVERAGE OF SHARES, DILUTED	2,609,509	2,578,315

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	February 24, 2024	February 25, 2023

Net income (loss)	$177	$(56)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	265	103
Stock-based compensation	39	-
Amortization of debt issuance cost	3	28
Amortization of right-of-use assets	-	14
Changes in certain current assets and liabilities:
Decrease in accounts receivable	3,368	834
Increase in contract assets	(194)	(314)
Increase in inventories	(3,020)	(1,051)
Decrease (increase) in prepaid expenses and other assets	207	(29)
Decrease in deferred revenue	(162)	(546)
Increase in accounts payable	408	372
Decrease in accrued compensation	(96)	(244)
Decrease in income taxes payable	(394)	(124)
Decrease in lease liabilities	-	(14)
Decrease in property tax liabilities	(625)	(131)
Decrease in all other accrued liabilities	(5)	(335)

Net cash used in operating activities	(29)	(1,493)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant, and equipment	(40)	(480)

Net cash used in investing activities	(40)	(480)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds on long term debt	-	100
Payments on long term debt	(103)	-
Net cash used in financing activities	(361)	(158)

Net increase in cash and cash equivalents	(430)	(2,131)

Cash and cash equivalents at beginning of period	10,299	15,375

Cash and cash equivalents at end of period	$9,869	$13,244

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$430	$118
Cash paid for interest	$138	$130
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$22	$75

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED FEBRUARY 24, 2024 AND FEBRUARY 25, 2023

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796

Dividend	-	-	-	(258)	(258)
Net income	-	-	-	(56)	(56)

BALANCE, February 25, 2023	$308	$885	$(1,250)	$34,539	$34,482

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2023	$308	$983	$(1,250)	$35,227	$35,268

Stock-based compensation	-	39	-	-	39
Dividend	-	-	-	(258)	(258)
Net income	-	-	-	177	177

BALANCE, February 24, 2024	$308	$1,022	$(1,250)	$35,146	$35,226

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 BASIS OF PRESENTATION

Business Description

The Company designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, and medical devices.

The Company’s facilities are certified and qualified by the Defence Logistics Agency (DLA) to MIL-PRF-38534 (class K-space level) and MIL-PRF-19500 JANS (space level) and are certified to ISO 9001:2008 and AS 9100D. Micropac is a National Aeronautics and Space Administration (NASA) core supplier and is registered to AS9100-Aerospace Industry standard for supplier certification. The Company has Underwriters Laboratories (UL) approval on our industrial power controllers.

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

The Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on February 24, 2024.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of February 24, 2024, the results of operations and cash flows for the three months ended February 24, 2024 and February 25, 2023. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

It is suggested that these financial statements be read in conjunction with the November 30, 2023 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.

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

The Company designs, manufactures and distributes various types of microelectronic circuits including solid state relays and power controllers, optoelectronic components, sensor and display components and assemblies. The Company’s products are used as components and assemblies in a broad range of military, space, medical and industrial systems, including aircraft instrumentation and navigation systems, satellite systems, power supplies, electronic controls, computers, and medical devices.

The Company’s revenues are from purchase orders and/or contracts with customers associated with the manufacture of products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Net Sales by Product Line (Dollars in thousands)

	Feb. 24, 2024	Feb. 25, 2023
Microelectronics	$2,489	$1,020
Optoelectronics	1,500	1,857
Sensors and Displays	2,129	3,313
	$6,118	$6,190
Timing of revenue recognition:
Recognized at a point in time	$5,123	$5,112
Recognized over time	995	1,078
Total Revenue	$6,118	$6,190

The following table summarizes the Company’s net sales by major market.

2024 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,840	$196	$368	$597	$4,001
Domestic Distribution	1,224	147	-	377	1,748
International	97	103	-	169	369
	$4,161	$446	$368	$1,143	$6,118

2023 First Quarter Sales by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$1,310	$52	$950	$1,306	$3,618
Domestic Distribution	1,736	410	-	150	2,296
International	28	2	-	246	276
	$3,074	$464	$950	$1,702	$6,190

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

	Receivables, net, Contract Assets and Contract Liabilities (Dollars in thousands)

	February 24, 2024	November 30, 2023	December 1, 2022
Receivables, net	$4,673	$8,021	$3,644
Contract assets	$501	$307	$408
Deferred revenue	$455	$618	$1,192

There was $162,000 of revenue recognized in fiscal year 2024 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $14,000 for 2023. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of February 24, 2024 or November 30, 2023.

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2023 and the three months ended February 24, 2024 facility.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company adopted ASU 2016-13 on December 1, 2023, and had no material impact on the financial statements and related disclosures.

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of February 24, 2024 or November 30, 2023.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest.

There were no nonfinancial assets measured at fair value on a nonrecurring basis February 24, 2024 and November 30, 2023.

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

The Company has borrowed $15,780,000 against the construction loan as of February 24, 2024.

Debt February 24, 2024
Notes payable	$15,780,000
Less unamortized debt issuance costs	132,000
Net Debt	15,648,000
Less—Current portion	436,000
Total long-term debt	$15,212,000

Estimated maturities of our long-term debt over the next 5 years are as follows (in thousands):

	2024 (remaining)	2025	2026	2027	2028	Thereafter	Total
Frost Bank	$326	$447	$463	$479	$495	$13,572	$15,780

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the years ended Feb. 24, 2024 and Feb. 25, 2023.

	Three Months Ended
	Feb. 24, 2024	Feb. 25, 2023
Weighted average of shares, basic	2,578,315	2,578,315
Restricted stock units	31,194	-
Weighted average of shares, diluted	2,609,509	2,578,315

Note 7 SHAREHOLDERS’ EQUITY

On December 5, 2023, the Board of Directors of Micropac Industries, Inc. approved the payment of a $0.10 per share special dividend to all shareholders of record as of January 10, 2024. The dividend was paid to shareholders on February 9, 2024.

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

The following is a summary of our RSUs activity for three months ended February 24, 2024 and February 25, 2023.

	2024		2023
(shares in thousands)	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at beginning of period	31.2	$13.13	-	-
Granted	-	-	-	-
Vested	7.4	$13.13	-	-
Cancelled	-	-	-	-
Unvested at end of the period	23.8	$13.13	-	-

The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

	Three Months Ended
	February 24, 2024	February 25, 2023
Stock-based compensation expense	$39	$-

The following table sets forth the stock-based unvested compensation expense by year to be recognized (in thousands):

	2024	2025	Total
Stock-based unvested compensation expense	$156	$156	$312

Note 9 SUBSEQUENT EVENTS

The Company completed the sale of one manufacturing facility for $706,000 on March 28, 2024, which would result in an expected gain of $706,000.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended February 24, 2024, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

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

The Company extends credit to its customers in the normal course of business. Accounts receivable represent unpaid balances due from customers. The Company maintains an allowance for credit losses for expected losses resulting from customers’ non-payment of balances due. The Company determination of allowance for uncollectable amounts is based on management’s judgements and assumptions, including internal information, prior loss experience, evaluation of customer credit risk and future economic conditions that will be used as adjustments to historical credit loss rates because the information is reasonably available without undue cost and effort. Receivables are written off after they are deemed to be uncollectable after all reasonable means of collection has been exhausted.

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

Results of Operations

	Three months ended
	February 24, 2024	February 25,2023
NET SALES	100.0%	100.0%

COST AND EXPENSES:
Cost of goods sold	57.3%	63.6%
Research and development	8.1%	10.5%
Selling, general and administrative expenses	31.2%	29.2%
Total cost and expenses	96.6%	103.3%

OPERATING INCOME (LOSS)	3.4%	(3.3)%

Other income, net	0.1%	2.2%

INCOME (LOSS) BEFORE TAXES	3.5%	(1.1)%

(Provision) benefit for taxes	(0.6)%	.2%

INCOME (LOSS)	2.9%	(0.9)%

Sales for the first quarter ended February 24, 2024, totaled $6,118,000. Sales for the first quarter decreased 1% or $72,000 below sales of $6,190,000 for the first quarter of 2023.

Two customers accounted for 18% and 15% of the Company’s sales for the first quarter of 2024 and three customers accounted for 18%, 11%, and 10% of the Company’s sales for the first quarter of 2023. One customer is a distributor that sells to multiple customers in 2024 versus three distributors in 2023.

Cost of goods sold for the first quarter of 2024 and 2023 totaled 57.3% and 63.6% of net sales, respectively. Cost of sales decreased $435,000 or 11% for the first quarter of 2024 as compared to the first quarter of 2023. In 2023, two new custom products for separate customers have incurred higher material cost during the engineering and first production builds resulting in lower gross margins in the first quarter of 2023.

Research and development cost decreased $158,000 for the first quarter of 2024 compared to the same period of 2023. The research and development expenditures were associated with the continued development of power management products, sensor products and process automation improvements.

Selling, general and administrative expenses for the first quarter of 2024 totaled 31.2% of net sales, compared to 29.2% for the same period in 2023. Selling, general and administrative expenses increased $106,000 in the first quarter of 2024 as compared to 2023 with an increase in commission expenses and outside consultant expense.

Provisions for taxes increased $48,000 for the first quarter of 2024 compared to the same period in 2023. The estimated effective tax rate was 17% for the first quarter of 2024 and 2023.

The Company had a net profit in the first quarter of 2024 of $177,000 compared to a net loss of $56,000 in the first quarter of 2023.

Liquidity and Capital Resources

On March 26, 2021, the Company (acting as borrower) entered into a Construction Loan Agreement with Frost Bank (“Frost”), (acting as lender). The Construction Loan Agreement provides for a construction loan as discussed in Note 5 to the condensed financial statements. The Company used a combination of cash and the commercial real estate construction loan for the construction of a new 76,000 square foot manufacturing center on the 9.2 acres of land in Garland, Texas the Company purchased.

Cash and cash equivalents totaled $9,869,000 as of February 24, 2024 compared to $10,299,000 on November 30, 2023, a decrease of $430,000. The decrease in cash and cash equivalents is attributable to $29,000 cash used in operations, $103,000 payments on long term debt, payment of a cash dividend of $258,000, and $40,000 in cash for additional manufacturing equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for the first quarter of 2024 totaled $5,687,000 compared to $6,361,000 for the comparable period of 2023. Backlog totaled $36,282,000 on February 24, 2024, compared to $33,496,000 as of February 25, 2023 and $36,370,000 on November 30, 2022. Approximately $32,488,000 of the current backlog is expected to ship during the remainder of 2024.

2024 Current Backlog by Major Market (Dollars in thousands)
	Military	Space	Medical	Commercial	Total
Domestic Direct	$17,247	$134	$1,141	$1,374	$19,896
Domestic Distribution	12,653	1,871	12	916	$15,452
International	254	514	-	166	$934
	$30,154	$2,519	$1,153	$2,456	$36,282

2024 Current Backlog by Product Line (Dollars in thousands)
Microelectronics	$20,270
Optoelectronics	5,342
Sensors and Displays	10,670
$36,282

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of February 24, 2024 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the three-month period ended February 24, 2024.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three months ended February 24, 2024 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2023.

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

MICROPAC INDUSTRIES, INC.

/s/ Mark King
April 9, 2024
Date	Mark King
Chief Executive Officer

/s/ Patrick Cefalu
April 9, 2024
Date	Patrick Cefalu
Chief Financial Officer

