Form 10-Q
period 2024-05-25
MICROPAC INDUSTRIES INC
filed 2024-07-09
CIK 65759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5109

MICROPAC INDUSTRIES, INC.

Delaware	75-1225149
(State of Incorporation)	(IRS Employer Identification No.)

1655 State Hwy 66, Garland, Texas	75040
(Address of Principal Executive Office)	(Zip Code)

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

On July 9, 2024, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

May 25, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	May 25, 2024	November 30, 2023
	(Unaudited)

Cash and cash equivalents	$11,017	$10,299
Receivables, net of allowance for credit losses of $0 at May 25, 2024 and November 30, 2023	4,602	8,021
Other receivable	121	139
Contract assets	580	307
Inventories:
Raw materials and supplies	5,957	7,367
Work in process	7,254	4,113
Total inventories	13,211	11,480
Prepaid expenses and other assets	366	487
Total current assets	29,897	30,733

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	20,929	21,013
Facility improvements	766	1,126
Furniture and fixtures	2,068	2,068
Construction in process	181	181
Machinery and equipment	10,248	10,175
Total property, plant, and equipment	35,710	36,081
Less accumulated depreciation	(12,069)	(11,982)
Net property, plant, and equipment	23,641	24,099
Deferred income taxes, net	475	475
Total assets	$54,013	$55,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$696	$1,491
Accrued compensation	991	958
Deferred revenue	308	618
Property taxes	320	746
Income tax	17	444
Current portion of term debt	439	432
Other accrued liabilities	25	34
Total current liabilities	2,796	4,723

Long Term Debt, net of debt issuance costs and current portion	15,106	15,316
Total liabilities	17,902	20,039
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at May 25, 2024 November 30, 2023	308	308
Additional paid-in-capital	1,061	983
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	35,992	35,227
Total shareholders’ equity	36,111	35,268
Total liabilities and shareholders’ equity	$54,013	$55,307

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Six Months Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023

NET SALES	$8,063	$7,443	$14,181	$13,632

COST AND EXPENSES:

Cost of goods sold	(4,972)	(4,583)	(8,476)	(8,521)

Research and development	(549)	(625)	(1,043)	(1,277)

Selling, general and administrative expenses	(2,219)	(2,010)	(4,131)	(3,817)

Total cost and expenses	(7,740)	(7,218)	(13,650)	(13,615)

OPERATING INCOME	323	225	531	17

Interest income(expense)	(10)	(3)	(10)	136

Other income	706	36	711	37

INCOME BEFORE TAXES	1,019	258	1,232	190

Provision for taxes	173	44	209	32

NET INCOME	$846	$214	$1,023	$158

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

NET INCOME PER SHARE, BASIC	$0.33	$0.08	$0.40	$0.06

WEIGHTED AVERAGE OF SHARES, BASIC	2,578,315	2,578,315	2,578,315	2,578,315

NET INCOME PER SHARE, DILUTED	$0.32	$0.08	$0.39	$0.06

WEIGHTED AVERAGE OF SHARES, DILUTED	2,609,509	2,613,965	2,609,509	2,613,965

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	May 25, 2024	May 27, 2023

Net income	$1,023	$158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	531	376
Stock-based compensation	78	39
Amortization of right-of-use asset	-	14
Amortization of debt issuance costs	8	33
Gain on sale of building	(706)	-
Changes in certain current assets and liabilities:
Decrease in accounts receivable	3,437	391
Increase in contract assets	(273)	(458)
Increase in inventories	(1,730)	(1,658)
Decrease in prepaid expenses	120	196
Decrease in deferred revenue	(310)	(463)
Decrease in accounts payable	(796)	(346)
Increase (decrease) in accrued compensation	33	(215)
Decrease in income taxes payable	(427)	(111)
Decrease in lease liability	-	(14)
Decrease in property taxes	(427)	(234)
Decrease in all other accrued liabilities	(7)	(5)

Net cash provided by (used in) operating activities	554	(2,297)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(73)	(2,381)

Proceeds from the sale of property, plant and equipment	706	-

Net cash used in investing activities	633	(2,381)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividend	(258)	(258)

Proceeds from long term debt	-	1,222

Payments on long term debt	(211)	-

Net cash (used in) provided by financing activities	(469)	964

Net increase (decrease) in cash and cash equivalents	718	(3,714)

Cash and cash equivalents at beginning of period	10,299	15,375

Cash and cash equivalents at end of period	$11,017	$11,661

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$637	$143

Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$-	$10

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 25, 2024 AND MAY 27, 2023

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796

Dividend	-	-	-	(258)	(258)

Net loss	-	-	-	(56)	(56)

BALANCE, February 26, 2023	$308	$885	$(1,250)	$34,539	$34,482

Stock-based compensation	-	39	-	-	39
Net income	-	-	-	214	214

BALANCE, May 27, 2023	$308	$924	$(1,250)	$34,753	$34,735

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total
BALANCE, November 30, 2023	$308	$983	$(1,250)	$35,227	$35,268

Stock-based compensation	-	39	-	-	39
Dividend	-	-	-	(258)	(258)

Net income	-	-	-	177	177

BALANCE, February 24, 2024	$308	$1,022	$(1,250)	$35,146	$35,226

Stock-based compensation	-	39	-	-	39
Net income	-	-	-	846	846

BALANCE, May 25, 2024	$308	$1,061	$(1,250)	$35,992	$36,111

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

The business of the Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on May 25, 2024.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of May 25, 2024, the results of operations for the three and six months ended May 25, 2024 and May 27, 2023 and the cash flows for the six months ended May 25, 2024 and May 27, 2023. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (SEC). The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Three months ended		Six months ended
	25-May-24	27-May-23	25-May-24	27-May-23
Microcircuits	$3,340	$1,574	$5,829	$2,650
Optoeletronics	1,759	2,147	3,259	4,008
Sensors and Displays	2,964	3,722	5,093	6,974
	$8,063	$7,443	$14,181	$13,632

Timing of revenue recognition
Transferred at a point in time	$7,235	$6,054	$12,164	$11,221
Transferred over time	828	1,389	2,017	2,411
Total Revenue	$8,063	$7,443	$14,181	$13,632

The following table summarizes the Company’s net sales by major market.

2024 Second Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,992	$110	$487	$420	$5,009
Domestic Distribution	2,117	33	-	352	2,502
International	177	278	-	97	552
	$6,286	$421	$487	$869	$8,063

2023 Second Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,006	$827	$826	$609	$5,268
Domestic Distribution	1,143	239	4	268	1,654
International	71	162	-	288	521
	$4,220	$1,228	$830	$1,165	$7,443

2024 Six Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$6,831	$307	$855	$1,021	$9,014
Domestic Distribution	3,342	180	-	729	4,251
International	274	381	-	261	916
	$10,447	$868	$855	$2,011	$14,181

2023 Six Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$4,315	$727	$1,780	$1,915	$8,737
Domestic Distribution	2,879	800	-	419	4,098
International	99	164	-	534	797
	$7,293	$1,691	$1,780	$2,868	$13,632

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheet.

Receivables, net, contract assets and contract liabilities were as follows:

	Receivables, net, Contract Assets and Contract Liabilities (Dollars in thousands)

	May 25, 2024	November 30, 2023	December 1, 2022
Receivables, net	$4,602	$8,021	$3,644
Contract assets	$580	$307	$408
Deferred revenue	$308	$618	$1,192

There was $398,331 of revenue recognized in fiscal year 2024 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $165,000 for an operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $14,000 for 2023. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of May 25, 2024 or November 30, 2023.

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2023 and the six months ended May 25, 2024.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

During the second quarter of 2024, the company recognized a gain of approximately $706,000 from the completion of sale of one manufacturing facility which resulted in a disposal of approximately $444,000 of fully depreciated assets.

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

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of May 25, 2024 or November 30, 2023.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest

There were no nonfinancial assets measured at fair value on a nonrecurring basis May 25, 2024 and November 30, 2023.

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

The Company has borrowed $16,160,000 against the construction loan as of May 25, 2024.

Debt May 25, 2024
Notes payable	$15,673,000
Less unamortized debt issuance costs	128,000
Net Debt	15,545,000
Less—Current portion	439,000
Total long-term debt	$15,106,000

Estimated maturities of our long-term debt over the next 5 years are as follows (in thousands):

	2024 Remaining	2025	2026	2027	2028	Thereafter	Total
Notes payable	$218	$463	$463	$479	$495	$13,555	$15,673

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the three and six months ended May 25, 2024 and May 27, 2023:

	Three months ended		Six Months Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023

Weighted average of shares, basic	2,578,315	2,578,315	2,578,315	2,578,315
Restricted stock units	31,194	35,650	31,194	35,650
Weighted average of shares, diluted	2,609,509	2,613,965	2,609,509	2,613,965

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

NOTE 8 STOCK-BASED COMPENSATION

We have one restricted stock units ("RSUs") stock-based compensation award as part of Micropac Industries Inc.’s 2023 Equity Incentive Plan. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

The following is a summary of our RSUs activity for six months ended May 25, 2024 and May 27, 2023:

	2024		2023
(shares in thousands)	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at beginning of period	31.2	$13.13	-	-
Granted	-	-	35.7	$13.13
Vested	7.4	$13.13	-	-
Cancelled	-	-	-	-
Unvested at end of the period	23.8	$13.13	35.7	$13.13

The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

	May 25, 2024 and May 27, 2023
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Stock-based compensation expense	$39.00	$39.0	$78.00	$39.0

The following table sets forth the stock-based unvested compensation expense by year to be recognized (in thousands):

	2024	2025	Total
Stock-based unvested compensation expense	$156	$156	$312

[The remainder of this page intentionally left blank.]

MICROPAC INDUSTRIES, INC.

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended May 25, 2024, describes the significant accounting policies and methods used in the preparation of the Financial Statements. liabilities. Actual results could differ from these estimates.

The core principle of revenue recognition under accounting principles generally accepted in the United States of America (GAAP) is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue on the majority of its customer contracts are recognized at a point in time, generally upon shipment of products. The application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time, as these determinations impact the timing and amount of our reported revenues and net income. Other significant judgments include the estimation of the point in the manufacturing process at which we are entitled to receive payment, as well as the progress of the job order to completion in order to determine the amount of consideration earned for contractual revenue recognized over time.

The allowance for credit losses accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Results of Operations

	Three months ended		Six months ended
	5/25/2024	5/27/2023	5/25/2024	5/27/2023
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of goods sold	61.7%	61.6%	59.8%	62.5%
Research and development	6.8%	8.4%	7.4%	9.4%
Selling, general & administrative expenses	27.5%	27.0%	29.1%	28.0%
Total cost and expenses	96.0%	97.0%	96.3%	99.9%

OPERATING INCOME BEFORE INTEREST AND INCOME TAXES	4.0%	3.0%	3.7%	0.1%

Interest	(0.1)%	-	(0.1)%	1.0%
Other income	8.7%	0.5%	5.1%	0.3%

INCOME BEFORE TAXES	12.6%	3.5%	8.7%	1.4%

Provision for taxes	2.1%	0.6%	1.5%	0.2%

NET INCOME	10.5%	2.9%	7.2%	1.2%

Sales for the three and six month periods ended May 25, 2024 totaled $8,063,000 and $14,181,000, respectively. Sales for the second quarter increased $620,000 from the same period of 2023 while sales for the first six months of 2024 increased $549,000 from the first six months of 2023. The majority of the increase is related to timing of shipments of customer orders of standard microelectronic products. Sales were 14% in the commercial market, 6% in the medical market, 74% in the military market, and 6% in the space market for the six months ended May 25, 2024 compared to 21% in the commercial market, 13% in the medical market, 54% in the military market, and 12% in the space market for the six months ended May 27, 2023.

Three customers accounted for 20%,18%, and 17% of the Company’s sales for the three months ended May 25, 2024, and three customers accounted for 19%, 16%, and 12% for the six months ended May 25, 2024, while three customers accounted for 12% and 11% and 7% of the Company’s sales for the three months ended May 27,2023 and one customer accounted for 13% and two customers accounted for 8% for the six months ended May 27, 2023.

Cost of goods sold for the second quarters of 2024 and 2023 totaled 61.7% and 61.6% of net sales, respectively, while cost of goods sold for the six months ended May 25, 2024 and May 27, 2023 totaled 59.8% and 62.5% of net sales, respectively. In actual dollars, cost of goods sold increased $389,000 in the second quarter of 2024 compared to the same period of 2023. Year to date cost of goods sold decreased $45,000 for the first six months of 2024 as compared to the same period in 2023.

Research and development expense decreased $76,000 for the second quarter of 2024 versus 2023 and decreased $234,000 for the first six months of 2024 compared to the same period of 2023. The research and development expenditures were associated with continued development of several power management products, sensor products, and process automation improvements.

Selling, general and administrative expense for the second quarter and first six months of 2024 totaled 27.5% and 29.1% respectively of net sales compared to 27.0% and 28.0% for the same periods in 2023. In actual dollars, selling, general and administrative expense increased $209,000 for the second quarter and increased $313,000 for the first six months of 2024 compared to the same periods in 2023. The majority of the increase for the first six months resulted from an increase in consulting and depreciation on the new building.

Provisions for taxes increased $129,000 for the second quarter of 2024 and increased $177,000 for the first six months of 2024 compared to the same period in 2023. The estimated effective tax rate was 17% for 2024 and 17% for 2023.

Net income increased $632,000 for the second quarter of 2024 versus 2023 and increased $865,000 for the first six months of 2024 compared to the same period of 2023.

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

As of May 25, 2024, the Company has $15,673,000 in notes payable on the construction loan. In addition, the Company has unamortized loan fees on the construction loan in the amount of $127,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $11,017,000 as of May 25, 2024 compared to $10,299,000 on November 30, 2023, an increase of $718,000. The increase in cash and cash equivalents is attributable to $1,252,000 cash provided by operations, $203,000 payments on long term debt, payment of a cash dividend of $258,000 and $73,000 in cash for additional manufacturing equipment.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2024 totaled $14,175,000 compared to $19,362,000 for 2023. The decrease resulted from timing of new orders for several custom products booked in 2023.

Backlog totaled $37,006,000 on May 25, 2024 compared to $39,203,000 as of May 27, 2023 and $36,370,000 on November 30, 2023 and represents a good mix of the company’s products and technologies.

2024 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$14,306	$161	$2,687	$4,665	$21,819
Domestic Distribution	11,595	2,019	12	850	14,476
International	82	453	-	176	711
	$25,983	$2,633	$2,699	$5,691	$37,006

2024 Current Backlog by Product Line
Microelectronics	$18,119
Optoelectronics	4,835
Sensors and Displays	14,052
$37,006

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 25, 2024 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the six month period ended May 25, 2024.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and six months ended May 25, 2024 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2023

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

MICROPAC INDUSTRIES, INC.

July 9, 2024	/s/ Mark King
Date	Mark King
Chief Executive Officer

July 9, 2024	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer

