Form 10-Q
period 2024-08-24
MICROPAC INDUSTRIES INC
filed 2024-10-08
CIK 65759

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2024

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

On October 8, 2024, there were 2,578,315 shares of Common Stock, $0.10 par value, outstanding.

1

MICROPAC INDUSTRIES, INC.

FORM 10-Q

August 24, 2024

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MICROPAC INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

CURRENT ASSETS	August 24, 2024	November 30, 2023
	(Unaudited)

Cash and cash equivalents	$11,218	$10,299
Receivables, net of allowance for credit losses of $156 at August 24, 2024 and $0 at November 30 2023	9,643	8,021
Other receivables	195	139
Contract assets	400	307
Inventories:
Raw materials and supplies	5,998	7,367
Work in process	6,240	4,113
Total inventories	12,238	11,480
Prepaid expenses and other assets	482	487
Total current assets	34,176	30,733

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	1,518	1,518
Buildings	20,929	21,013
Facility improvements	766	1,126
Furniture and fixtures	2,067	2,068
Construction in process	371	181
Machinery and equipment	10,348	10,175
Total property, plant, and equipment	35,999	36,081
Less accumulated depreciation	(12,332)	(11,982)
Net property, plant, and equipment	23,667	24,099
Deferred income taxes, net	475	475
Total assets	$58,318	$55,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,101	$1,491
Accrued compensation	1,461	958
Deferred revenue	223	618
Property taxes	515	746
Income tax	314	444
Current portion of long term debt	443	432
Other accrued liabilities	24	34
Total current liabilities	4,081	4,723

Long term debt, net of debt issuance costs	15,002	15,316
Total liabilities	19,083	20,039
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, 3,078,315 issued and 2,578,315 outstanding at August 24, 2024 and November 30, 2023	308	308
Additional paid-in-capital	1,214	983
Treasury stock, 500,000 shares, at cost	(1,250)	(1,250)
Retained earnings	38,963	35,227
Total shareholders’ equity	39,235	35,268
Total liabilities and shareholders’ equity	$58,318	$55,307

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

(Unaudited)

	Three months ended		Nine Months Ended
	August 24, 2024	August 26, 2023	August 24, 2024	August 26, 2023

NET SALES	$12,633	$6,458	$26,815	$20,091

COST AND EXPENSES:

Cost of goods sold	(5,542)	(4,576)	(14,018)	(13,098)

Research and development	(716)	(454)	(1,759)	(1,731)

Selling, general and administrative expenses	(2,792)	(2,017)	(6,923)	(5,833)

Total cost and expenses	(9,050)	(7,047)	(22,700)	(20,662)

OPERATING INCOME (LOSS)	3,583	(589)	4,115	(571)

Other income, net	85	44	786	218

INCOME (LOSS) BEFORE TAXES	3,668	(545)	4,901	(353)

Provision (benefit) for taxes	697	(15)	907	18

NET INCOME (LOSS)	$2,971	$(530)	$3,994	$(371)

DIVIDENDS PER SHARE	$-	$-	$0.10	$0.10

NET INCOME PER SHARE, BASIC	$1.15	$(0.21)	$1.55	$(0.14)

WEIGHTED AVERAGE OF SHARES OUTSTANDING, BASIC	2,578,315	2,578,315	2,578,315	2,578,315

NET INCOME PER SHARE, DILUTED	$1.12	$(0.20)	$1.51	$(0.14)

WEIGHTED AVERAGE OF SHARES OUTSTANDING, DILUTED	2,651,902	2,613,965	2,651,902	2,613,965

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	August 24, 2024	August 26, 2023

Net income (loss)	$3,994	$(371)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	794	650
Stock-based compensation	231	59
Provision for credit losses	156	-
Amortization of debt issuance cost	13	38
Deferred tax expense	-	(16)
Amortization of right-of-use assets	-	14
Gain on sale of building	(706)	-
Changes in certain current assets and liabilities:
Decrease (increase) in accounts receivable	(1,833)	265
Decrease in contract assets	(93)	(215)
Decrease in inventories	(758)	(1,831)
Increase in prepaid expenses	4	157
Increase in prepaid income taxes	-	-
Decrease in deferred revenue	(395)	(632)
Decrease (increase) in accounts payable	(390)	29
Increase (decrease) in accrued compensation	502	(159)
Increase (decrease in income taxes payable	(130)	(138)
Decrease in lease liabilities	-	(14)
Decrease in property taxes	(231)	(39)
Decrease in all other accrued liabilities	(7)	(8)
Net cash provided (used in) operating activities	1,151	(2,211)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(363)	(2,506)
Proceeds from sale of building	706	-
Net cash provided by (used in) investing activities	343	(2,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend	(258)	(258)
Proceeds from long term debt	-	1,222
Payment on long term debt	(317)	(173)
Net cash used in (provided by) financing activities	(575)	791
Net increase (decrease) in cash and cash equivalents	919	(3,926)
Cash and cash equivalents at beginning of period	10,299	15,375
Cash and cash equivalents at end of period	$11,218	$11,449
Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$1,037	$177
Cash paid for interest	$407	$405
Supplemental Non-Cash Flow Disclosure:
Changes in accrued property, plant, and equipment	$-	$22

See accompanying notes to financial statements.

MICROPAC INDUSTRIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE QUARTERS ENDED AUGUST 24, 2024 AND AUGUST 26, 2023

(Dollars in thousands)

(Unaudited)

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2022	$308	$885	$(1,250)	$34,853	$34,796
Dividend	-	-	-	(258)	(258)
Net loss	-	-	-	(56)	(56)

BALANCE, February 26, 2023	$308	$885	$(1,250)	$34,539	$32,482
Stock-based compensation	-	39	-	-	39
Net income	-	-	-	215	215

BALANCE, May 27, 2023	$308	$924	$(1,250)	$34,754	$34,736
Stock-based compensation	-	20	-	-	20
Net loss	-	-	-	(530)	(530)

BALANCE, August 26, 2023	$308	$944	$(1,250)	$34,224	$34,226

	Common	Additional	Treasury	Retained
	Stock	paid-in-capital	Stock	Earnings	Total

BALANCE, November 30, 2023	$308	$983	$(1,250)	$35,227	$35,268
Stock-based compensation	-	39	-	-	39
Dividend	-	-	-	(258)	(258)
Net income	-	-	-	177	177

BALANCE, February 24, 2024	$308	$1,022	$(1,250)	$35,146	$35,226
Stock-based compensation		39	-	-	39
Net income	-	-	-	846	846

BALANCE, May 25, 2024	$308	$1,061	$(1,250)	$35,992	$36,111
Stock-based compensation	-	153	-	-	153
Net income	-	-	-	2,971	2,971

BALANCE, August 24, 2024	$308	$1,214	$(1,250)	$38,963	$39,235

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

The Company was started in 1963 as a sole proprietorship. On March 3, 1969, the Company was incorporated under the name of “Micropac Industries, Inc.” in the state of Delaware. The stock was publicly held by 434 shareholders on August 24, 2024.

In the opinion of management, the unaudited financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of August 2, 2024, the results of operations for the three and nine months ended August 24, 2024 and August 26, 2023 and the cash flows for the nine months ended August 24, 2024 and August 26, 2023, including the statement of shareholders equity. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended November 30, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Company’s fiscal year ends on the last day of November. The quarterly results end on the last Saturday of the quarter.

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

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line.

	Three months ended		Nine months ended
	24-Aug-24	26-Aug-23	24-Aug-24	26-Aug-23
Microcircuits	$8,995	$2,334	$14,825	$4,985
Optoeletronics	1,501	1,530	4,759	5,432
Sensors and Displays	2,137	2,594	7,231	9,674
	$12,633	$6,458	$26,815	$20,091

Timing of revenue recognition
Transferred at a point in time	$11,742	$5,630	$23,906	$16,521
Transferred over time	891	828	2,909	3,570
Total Revenue	$12,633	$6,458	$26,815	$20,091

The following table summarizes the Company’s net sales by major market.

2024 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$2,883	$236	$839	$340	$4,298
Domestic Distribution	7,165	454	-	374	7,993
International	75	157	-	110	342
	$10,123	$847	$839	$824	$12,633

2023 Third Quarter Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$3,312	$254	$489	$294	$4,349
Domestic Distribution	1,444	81	7	313	1,845
International	139	20	-	105	264
	$4,895	$355	$496	$712	$6,458

2024 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,962	$2,295	$1,694	$1,361	$13,312
Domestic Distribution	10,507	634	-	1,103	12,244
International	348	539	-	372	1,259
	$18,817	$3,468	$1,694	$2,836	$26,815

2023 Nine Months Sales by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$7,618	$952	$2,275	$2,220	$13,065
Domestic Distribution	4,318	910	-	737	5,965
International	238	185	-	638	1,061
	$12,174	$2,047	$2,275	$3,595	$20,091

Receivables, net, Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the Condensed Balance Sheets.

Receivables, net, contract assets and contract liabilities were as follows:

Receivables, net, Contract Assets and Contract Liabilities

(Dollars in thousands)

	August 24, 2024	November 30, 2023	December 1, 2022
Receivables, net	$9,643	$8,021	$3,644
Contract assets	$400	$307	$408
Deferred revenue	$223	$618	$1,192

There was $601,305 of revenue recognized in fiscal year 2024 that was included in the deferred revenue liability balance at the beginning of the fiscal year.

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

Leases

In the first quarter of 2020, the Company entered into a three (3) year lease extension on the property that has been leased on a year to year basis. As a result, we recognized $ 165,000 for operating lease liabilities and right-of-use assets in accordance with ASC 842. The Company had an operating lease expense of $0 for the first nine months of 2024 and $14,000 for the first nine months of 2023. The Company used an estimated incremental borrowing rate of 3.25% representative of the rate of interest that the company would have to pay to borrow on the Company’s line of credit. The lease expired in March 2023 and was not renewed.

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

The Company records a liability for an unrecognized tax benefit for a tax position that is not “more-likely-than-not” to be sustained.  The Company did not record any liability for uncertain tax positions as of August 24, 2024 or November 30, 2023.

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

Construction in progress relates to multiple capital projects ongoing during the year ended November 30, 2023 and the nine months ended August 24, 2024.

Repairs and maintenance are expensed as incurred. Improvements which extend the useful lives of property, plant, and equipment are capitalized.

During the second quarter of fiscal 2024, the company recognized a gain of approximately $706,000 from the completion of the sale of one manufacturing facility, which resulted in a disposal of approximately $444,000 of fully depreciated assets.

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

Note 3 NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, including interim periods within those fiscal years and requires a modified-retrospective approach to adoption. The Company adopted ASU 2016-13 effective December 1, 2023, and it had no material impact on the financial statements and related disclosures.

The Company’s receivables are recorded net of allowance for credit losses, which consists of one-time expected credit loss of $156,000 for accounts receivable.

The following is a rollforward of the allowance for credit loses for the nine months ended August 24,2024.

ACCOUNTS RECEIVABLE -	Nine Month Ended August 24, 2024 (in thousands)
Rollforward of the Allowance for	Aug. 24, 2024
Credit Losses

Beginning balance	$0
Provisions for expected credit losses	156
Ending balance	$156

Note 4 FAIR VALUE MEASUREMENT

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of August 24, 2024 or November 30, 2023.  The fair value of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amount based on the short maturity of these instruments.

The Company measures its long-term debt at fair value, which approximates book value as the long-term debt bears market rates of interest

There were no nonfinancial assets measured at fair value on a nonrecurring basis August 24, 2024 and November 30, 2023.

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

On May 16, 2023, the Company renewed the Revolving Loan Agreement with Frost through the “Sixth Amendment to Loan Agreement.” The Revolving Loan Agreement provides for revolving credit loans, in amounts not to exceed a total principal balance of $6,000,000 with a rate equal to prime rate with a floor of 3.25%. The Revolving Loan Agreement was originally entered into on January 23, 2013, between the Company as borrower and Frost as lender.

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

Revolving Credit Loans.  Subject to the terms of the, Loan Agreement, Frost will lend to the Company, on a revolving basis, amounts not to exceed a total principal balance of $6,000,000, minus amounts available and amounts previously disbursed under outstanding Frost letters of credit. Subject to certain terms and conditions, the Company may borrow, repay and reborrow under the Loan Agreement. There are no borrowings outstanding as of August 24, 2024. The loan has a maturity date of April 23, 2025.

The interest on the outstanding and unpaid principal balance shall be computed at a per annum rate equal to the lesser of (a) a rate equal to the Prime Rate per annum; provided, however, in no event shall the resulting rate be less than three and one-quarter percent (3.25%).

Notes payable as of August 24, 2024 is as follows:

Debt May 25, 2024
Notes payable	$15,567,000
Less unamortized debt issuance costs	122,000
Net Debt	15,445,000
Less—Current portion	443,000
Total long-term debt	$15,002,000

Estimated maturities of our long-term debt over the next 5 years are as follows (in thousands):

	2024 Remaining	2025	2026	2027	2028	Thereafter	Total
Notes payable	$109	$447	$463	$478	$495	$13,575	$15,567

Note 6 EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares.

The following is a reconciliation of the number of shares used in the calculation of the basic and diluted earnings per share for the three and nine months ended August 24, 2024 and August 26, 2023:

	Three months ended		Nine Months Ended
	Aug 24, 2024	Aug 26, 2023	Aug 24, 2024	Aug 26, 2023

Weighted average of shares, basic	2,578,315	2,578,315	2,578,315	2,578,315
Restricted stock units	73,587	35,650	73,587	35,650
Weighted average of shares, diluted	2,651,902	2,613,965	2,651,902	2,613,965

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

NOTE 8 STOCK-BASED COMPENSATION

We have restricted stock units ("RSUs") stock-based compensation awards as part of Micropac Industries Inc.’s 2023 Equity Incentive Plan. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in thousands):

The following is a summary of our RSUs activity for nine months ended August 24, 2024 and August 26, 2023:

	2024		2023
(shares in thousands)	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Unvested at beginning of period	31.2	13.13	-	-
Granted	42.4	10.81	35.7	$13.13
Vested	7.4	13.13	-	-
Cancelled	-	-	-	-
Unvested at end of the period	66.2	$11.64	35.7	$13.13

The following table sets forth the stock-based compensation expense recorded in "SG&A" expense (in thousands):

	August 24, 2024 and August 26, 2023
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Stock-based compensation expense	$153	$20	$231	$59

The following table sets forth the stock-based unvested compensation expense by year to be recognized (in thousands):

	2024	2025	2026	Total
Stock-based unvested compensation expense	$78	$309	$153	$540

[The remainder of this page intentionally left blank.]

MICROPAC INDUSTRIES, INC.

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circustances. Note 2 to the Financial Statements in the Quarterly Report Form 10-Q for the quarter ended August 24, 2024, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Actual results could differ from these estimates.

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

The allowance for credit losses is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Results of Operations

	Three months ended		Nine months ended
	8/24/2024	8/26/2023	8/24/2024	8/26/2023
NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of Goods Sold	43.9%	70.8%	52.3%	65.2%
Research and development	5.7%	7.0%	6.6%	8.6%
Selling, general & administrative expenses	22.1%	31.2%	25.8%	29.0%
Total cost and expenses	71.7%	109.0%	84.7%	102.8%

OPERATING INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES	28.3%	(9.0%)	15.3%	(2.8%)
Other income	0.7%	0.7%	2.9%	1.0%

INCOME (LOSS) BEFORE TAXES	29.0%	(8.3)%	18.2%	(1.8%)

Provision for taxes	5.5%	(0.2%)	3.4%	0%

NET INCOME	23.5%	(8.1%)	14.8%	(1.8%)

Sales for the three and nine month periods ended August 24, 2024 totaled $12,633,000 and $26,815,000, respectively. Sales for the third quarter increased $6,175,000 from the same period of 2023 while sales for the first nine months of 2024 increased $6,724,000 from the first nine months of 2023. The majority of the increase for the three months ended August 24, 2024 is related to timing of shipments of customer orders of standard solid state relays products. Sales were 11% in the commercial market, 6% in the medical market, 70% in the military market, and 13% in the space market for the nine months ended August 24, 2024 compared to 18% in the commercial market, 11% in the medical market, 61% in the military market, and 10% in the space market for the nine months ended August 26, 2023.

Two customers accounted for 34% and 16% of the Company’s sales for the three months ended August 24, 2024, and for the nine months ended August 24, 2024, while three customers accounted for 13%, 11%, and 10% and two customers accounted for 12% and 10% of the Company’s sales for the three months ended August 26, 2023, and for the nine months ended August 26, 2023.

Cost of goods sold for the third quarters of 2024 and 2023 totaled 43.9% and 70.8% of net sales, respectively, while cost of goods sold for the nine months ended August 24, 2024 and August 26, 2023 totaled 52.3% and 65.2% of net sales, respectively. In actual dollars, cost of goods sold increased $966,000 in the third quarter of 2024 compared to the same period of 2023. Year to date cost of goods sold increased $920,000 for the first nine months of 2024 as compared to the same period in 2023.

Research and development expense increased $262,000 for the third quarter of 2024 versus 2023 and increased $28,000 for the first nine months of 2024 compared to the same period of 2023. The research and development expenditures were associated with continued development of several power management products, fiber optic transceivers and high voltage optocouplers. The Company will continue to invest in research and development of these products and other new opportunities.

Selling, general and administrative expense for the third quarter and first nine months of 2024 totaled 22.1% and 25.8% respectively of net sales compared to 31.2% and 29.0% for the same periods in 2023. In actual dollars, selling, general and administrative expense increased $775,000 for the third quarter and increased $1,090,000 for the first nine months of 2024 compared to the same periods in 2023.

Provisions for taxes increased $712,000 for the third quarter of 2024 and increased $889,000 for the first nine months of 2024 compared to the same period in 2023. The estimated effective tax rate was 18.5% for 2024 and 17% for 2023 due to the increase in operating income and other income from the sale of a building.

Net income increased $3,501,000 for the third quarter of 2024 versus 2023 and increased $4,365,000 for the first nine months of 2024 compared to the same period of 2023.

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

As of August 24, 2024, the Company has $15,567,000 in notes payable on the construction loan. In addition, the Company has unamortized loan fees on the construction loan in the amount of $123,000.

In addition, the Company continues on-going investigations for the use of cumulative cash for business expansion and improvements, such as operational improvements and new product expansion.

Cash and cash equivalents totaled $11,218,000 as of August 24, 2024 compared to $10,299,000 on November 30, 2023, an increase of $919,000. The increase in cash and cash equivalents is attributable to $1,151,000 cash provided by operations and $706,000 of cash proceeds from the sale of a building offset by the payment of a cash dividend of $258,000, $363,000 in cash for additional manufacturing equipment and $317,000 in payments on the long term debt.

In addition to cash on hand, the Company also has the ability to borrow under a loan agreement as discussed in Note 5 to the condensed financial statements.

The Company has no significant off-balance sheet arrangements.

Outlook

New orders for year-to-date 2024 totaled $19,230,000 compared to $29,349,000 for 2023. The decrease resulted from timing of new orders in space level solid state relays.

Backlog totaled $29,456,000 on August 24, 2024 compared to $42,718,000 as of August 26, 2023 and $36,370,000 on November 30, 2023 and represents a good mix of the company’s products and technologies.

2024 Current Backlog by Major Market
	Military	Space	Medical	Commercial	Total
Domestic Direct	$8,060	$4,245	$1,982	$4,027	$18,314
Domestic Distribution	7,248	2,126	12	996	10,382
International	4	350	-	406	760
	$15,312	$6,721	$1,994	$5,429	$29,456

2024 Current Backlog by Product Line
Microelectronics	$10,547
Optoelectronics	5,590
Sensors and Displays	13,319
$29,456

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

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of August 24, 2024 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the nine month period ended August 24, 2024.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material current or pending legal proceedings.

ITEM 1A	RISK FACTORS

Information about risk factors for the three and nine months ended August 24, 2024 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended November 30, 2023

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

MICROPAC INDUSTRIES, INC.

October 8, 2024	/s/ Mark King
Date	Mark King
Chief Executive Officer

October 8, 2024	/s/ Patrick Cefalu
Date	Patrick Cefalu
Chief Financial Officer

